Form 10-Q
period 2008-09-30
AI DOCUMENT SERVICES, INC.
filed 2009-01-06
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2008

☐  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT

For the transition period from ___________ to _____________

AI DOCUMENT SERVICES, INC.

(Exact name of small business issuer as specified in its charter)

Delaware	333-143602	20-8675798
(State or other jurisdiction of incorporation or organization)	(Commission file number)	(IRS Employer Identification No.)

Mark Cohen AI Document Services, Inc. 25 Robert Pitt Drive Monsey, NY 10952 (Address of principal executive offices)

845-622-1400
(Issuer's telephone number)

Check whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒*   No ☐

* Registration Statement was declared effective on October 15, 2008.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐  Smaller Reporting Company ☒

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 10,000,000 shares of Common Stock, as of December 31, 2008.

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes ☐   No ☒

Transitional Small Business Disclosure Format (check one): Yes ☐   No ☒

AI DOCUMENT SERVICES, INC.

FORM 10-Q

September 30, 2008

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

ASSETS
	September 30, 2008	September 30, 2007
CURRENT ASSETS:	(unaudited)
Accounts receivable, net of allowance for doubtful accounts of $350 and $870, respectively	$9,525	$3,620

TOTAL ASSETS	$9,525	$3,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$34,048	$23,993

TOTAL CURRENT LIABILITIES	34,048	23,993

STOCKHOLDERS’ DEFICIT
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 99,000,000 shares; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(34,523)	(30,373)
Total Stockholders’ Deficit	(24,523)	(20,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$9,525	$3,620

See accompanying notes to the financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2008	2007	2008	2007

Sales	$19,200	$7,350	$42,400	$31,100

Cost of sales	9,000	9,000	27,000	29,016

Gross profit (loss)	10,200	(1,650)	15,400	2,084

General and administrative expenses	6,610	6,788	19,550	21,740
Net income (loss)	$3,590	$(8,438)	$(4,150)	$(19,656)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	9,760,257

See accompanying notes to the financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2008 and 2007

(Unaudited)

	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(4,150)	$(19,656)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities
(Increase) decrease in accounts receivable	(5,905)	30,814
Increase (decrease) in accounts payable and accrued expenses	10,055	(11,928)
Net Cash Used in Operating Activities	-	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common stock	-	770

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

See accompanying notes to the financial statements.

AI DOCUMENT SERVICES, INC.

Notes to Unaudited Financial Statements

September 30, 2008 and 2007

(Unaudited)

NOTE 1 - BASIS OF PRESENTATION

The accompanying unaudited interim consolidated financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 10 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim consolidated financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full fiscal year.  These financial statements should be read in conjunction with the information filed as part of the Company’s Registration Statement on Form S1 as filed with the United States Securities and Exchange Commission which was declared effective on October 15, 2008.

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements as well as the reported amount of revenues and expenses during the reporting period. Actual results could differ from these estimates.

Until July 1, 2007, Actuarial Ideas, Inc. allocated a portion of all of its costs to the Company based on the relationship of Company revenues to total Actuarial Ideas, Inc. revenues. These costs consist primarily of salaries, rent, communications and travel expenses. The percentages of total costs allocated to the Company were 12.73% for the six months ended June 30, 2007. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to the Company during each period and conforms to guidelines described in SAB Topic 1B1. Commencing July 1, 2007, these allocations ceased, and the Company began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by the Company to customers.  The Company also began paying its President an annual salary of $30,000 for which he devotes approximately 15% of his time to it. Richard Cohen, the Company’s Treasurer, devotes approximately 10% of his time to the Company and receives an annual salary of $6,000 the Company starting July 1, 2007. The salary expenses are included in cost of sales. The management fee and the 5% fee are included in general and administrative fees.

Unaudited Pro Forma Financial Information

The following tables set forth the unaudited pro forma financial statement of operations for the nine months ended September 30, 2007, which is derived from the historical financial statements and adjusted to give effect, as of the beginning of the year, to the following transactions:

•

reversal of the allocation of expenses from Actuarial Ideas, Inc.

•

the payment of a management fee equivalent to $1,500 per month

•

5% of fees billed to customers

•

an annual salary to the president of $30,000

•

an annual salary to the treasurer of $6,000

There are also expected to be certain incremental cost increases that the Company will experience as a stand-alone public entity. For example, Actuarial Ideas, Inc. through June 30, 2007 provided all corporate functions on the Company’s behalf. As an independent company, total costs related to functions such as tax, accounting and other statutory functions, including a board of directors, are expected to increase from the costs for such shared functions that were historically allocated to AI from Actuarial Ideas. The incremental costs associated with replacing and/or establishing these functions have not been reflected in the unaudited pro forma financial information but are currently estimated to be approximately $50,000 per year.

The unaudited pro forma statements of operations give effect to the separation from Actuarial Ideas as if it occurred on January 1, 2007. The unaudited pro forma financial information does not purport to present the Company’s results of operations as if the separation had occurred on the date indicated, nor does it project results of operations for any future period or as of any future date.

		Pro Forma
	As Reported	Adjustments		Pro Forma

Sales	$31,100	$-		$31,100

Cost of sales	29,016	(20,016)	(1)
		18,000	(2)	27,000

Gross profit	2,084			4,100

General and Administrative expenses	21,740	(14,952)	(1)	17,343
		1,555 9,000	(3) (4)

Net loss	$(19,656)			$(13,243)

Notes to Unaudited Pro Forma Financial Information

(1)

The reversal of allocated expenses from Actuarial Ideas, Inc. from January 1, 2007 through June 30, 2007.

(2)

The salaries of Mark Cohen, president, of $36,000 per year for six months and Richard Cohen, treasurer, of $6,000 per year for six months.

(3)

The 5% fee on sales of $31,100.

(4)

The monthly fee of $1,500 for the period from January 1, 2007 through June 30, 2007.

NOTE 2 - STOCKHOLDERS’ DEFICIT

On March 26, 2007, the Company sold 770,000 shares of its common stock at $.001 per share to 39 shareholders for $770 in cash.

Pursuant to a March 27, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company and its subsidiaries are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period.  Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately.  Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted.  No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No.33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted.  Thus, stockholder approval will not necessarily be required for amendments which might  increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan.  Unless otherwise indicated the Plan will remain in effect for a period of ten years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options have been granted and outstanding under the Plan.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Information set forth herein contains "forward-looking statements" which can be identified by the use of forward-looking terminology such as "believes," "expects," "may,” “should" or "anticipates" or the negative thereof or other variations thereon or comparable terminology, or by discussions of strategy. No assurance can be given that the future results covered by the forward-looking statements will be achieved. The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications.

The following discussion and analysis provides information which the Company’s management believes to be relevant to an assessment and understanding of the Company's results of operations and financial condition. This discussion should be read together with the Company's financial statements and the notes to financial statements, which are included in this report.

This management's discussion and analysis or plan of operation should be read in conjunction with the financial statements and notes thereto of the Company for the nine months ended September 30, 2008. The reported results may not necessarily reflect the future.

Operations

We were formed as a line of business by Actuarial Ideas, Inc. in January 2005 and became a separate legal entity on March 19, 2007. We write all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all of pension and retirement plans for its clients. Prior to being a separate legal entity, we were structured as a line of business of Actuarial Ideas, Inc. which allocated a portion of all of its combined costs to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. The revenues represented specifically identified revenue for our business line and are not allocations. Actuarial Ideas, Inc. maintained all of its records based on the nature of each type of revenue producing activity. All of the revenue associated with writing pension plans was segregated and specifically identified. Costs of sales consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1.

Commencing July 1, 2007, these cost allocations ceased, and we now pay a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by us to customers. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We will also pay Mr. Cohen an annual salary of $30,000 for which he will devote 15% of his time to us. Richard Cohen, our treasurer, will devote 10% of his time to us and receive an annual salary from us of $6,000 starting July 1, 2007. A copy of this agreement is included as Exhibit 10.3 to the registration statement to which this prospectus is a part

For the immediate future, Actuarial Ideas, Inc. will refer business to us by advising its clients that the project will be completed more efficiently be engaging us than by engaging any entity other than us to complete a portion of the required tasks. It will provide us the basic information and background. We will use this information to draft or amend pension plans. We will be completely dependent on these referrals from Actuarial Ideas, Inc. for our revenue for at least the next 12 to 18 months. When resources permit in the future, we will seek business from other sources in addition to Actuarial Ideas, Inc.

This work will be performed or supervised by Mr. Cohen. More than 60% of our revenues are generally earned in November and December. While operating in this manner, we will have fixed costs limited to the salary due to Mr. Cohen and the fixed portion of the management fee ($1,500 per month). We are not aware of any material changes to our operations for the next 12 months compared to the level of operations during the past 12 months.  The fourth paragraph in Liquidity below summarizes what our overall expenses will be if this level of operations takes place.

We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial Ideas, Inc. which also will result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial Ideas, Inc. However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us and there can be no assurances that we will be successful in any of this regard.

A summary of operations for the nine months ended September 30, 2008 and 2007 is:

	2008	2007

Sales	$42,400	$31,100

Cost of sales	27,000	29,016

Gross profit	15,400	2,084

General and administrative expenses	19,550	21,740
Net loss	$(4,150)	$(19,656)

Revenue is typically relatively low during the first nine months of the year. A substantial portion of our work is linked to clients’ year-end tax planning which takes place in the fourth quarter of each calendar year.  During the nine months of 2008, we were also negatively impacted by the illness of our president during the latter portion of 2007.

During the six months ended June 30, 2007 Actuarial Ideas, Inc. allocated a portion of all of its costs to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. These costs consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1.   The percentage of total costs allocated to us was 13.89% for the six months ended June 30, 2007.  This percentage is not necessarily indicative of percentage relationships for an entire year. Commencing July 1, 2007, these allocations ceased, and we began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by us to customers. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.

We also began paying Mr. Mark Cohen an annual salary of $30,000 for which he will devote approximately 15% of his time to us and Mr. Richard Cohen an annual salary of $6,000 for which he will devote approximately 10% of his time to us. The salary expenses are included in cost of sales. The management fee and the 5% fee are included in general and administrative fees.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, as are described below and/or elsewhere in this prospectus.  We believe that the perception that many people have of a public company make it more likely that they may accept securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts even if we are a public entity.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

Issuing restricted shares of our common stock to independent subcontractors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.  Having shares of our common stock may also give such entities a greater feeling of identity with us which may result in more referred business.  Conversely, such issuances of our shares would necessarily dilute the percentage of ownership interest of our existing stockholders.

Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis (for costs other than offering expenses if and when necessary), his resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance in excess of $75,000 if we are unable to pay standard operating costs. AI does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business or a significant amount of fixed costs. We do no advertising.

The following table sets forth a summary of our unaudited pro forma financial information for the nine months ended September 30, 2007, which are derived from our historical financial statements and adjusted to give effect, as of the beginning of the year, to the following transactions:

•

reversal of the allocation of expenses from Actuarial Ideas, Inc.

•

the payment of a management fee equivalent to $1,500 per month

•

5% of fees billed to customers

•

an annual salary to our president of $30,000

•

an annual salary to our treasurer of $6,000

There are also expected to be certain incremental cost increases that we will experience as a stand-alone public entity. For example, Actuarial Ideas, Inc. through June 30, 2007 provided all corporate functions on our behalf. As an independent, future publicly-traded company, our total costs related to functions such as tax, accounting and other statutory functions, including a board of directors, are expected to increase from the costs for such shared functions that were historically allocated to us from Actuarial Ideas. The incremental costs associated with replacing and/or establishing these functions in the future have not been reflected in the unaudited pro forma financial information but are currently estimated to range up to approximately $50,000 per year.

Expenses as reported were allocated to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. These costs consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1. We have negotiated management fee arrangements with Actuarial Ideas, Inc. that may result in a lower level of costs than were experienced historically if our revenues increase because cost percentages will stay fixed.

	Nine Months Ended
	September 30, 2007
	Pro Forma	As Reported

Sales	$31,100	$31,100

Cost of sales	27,000	29,016

Gross profit	4,100	2,084

General and administrative	17,343	21,740

Net loss	$(13,243)	$(19,656)

We currently are unaware of any required material cash requirements over the next 12 months other than for professional fees and the costs of this offering.  We believe that we can meet these requirements given the loan commitment from our president provided that revenues over the next 12 months do not decrease over those from the prior 12 months.

Private capital, if sought, will be sought from former business associates of our president or private investors referred to us by those business associates. To date, we have not sought any funding source and have not authorized any person or entity to seek out funding on our behalf. If a market for our shares ever develops, of which there can be no assurances, we may use shares of our common stock to compensate employees/consultants and independent contractors.

We have become a public company and, by doing so, have incurred and will continue to incur additional significant expenses for legal, accounting and related services. Once we become a public entity, subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses for annual reports and proxy statements. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume may be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use non-cash means of settling day-to-day business obligations and compensate any independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the cash compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs. If we reduce the cash paid to our president, the unpaid balance, without interest, will be accrued as a liability until paid. We may also seek outside investments or credit facilities to meet levels of obligations that exceed our cash flow. However, we can provide no assurances that we will be successful in obtaining financing or satisfying all required costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use non-cash means of settling obligations and compensate persons and/or firms providing services or products to us  We believe that issuing shares of our common stock to such persons instead of paying cash to them may enable us to obtain and perform more and larger engagements because performance of those engagements will not require larger amounts of cash expenditures to the extent that shares are used to satisfy obligations. Our belief is based on personal observations and is not supported by any formal studies or polls. Having shares of our common stock may give persons a greater feeling of identity with us and our president, Mark Cohen, which may result in referrals to us directly by other actuarial firms or to Actuarial Ideas, Inc. which also will result in additional revenue for us.  However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us, and, there can be no assurances that we will do so or will be successful in any of these efforts.

In March 2007, AI sold 770,000 shares of its common stock at $0.001 per share to 28 people for $770.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis. It was principally intended to get relatives and/or business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families and/or business associates may provide us with valuable services such as recommending us to potential clientele and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Recently Issued Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 as amended by SEC Releases No. 33-8934 dated June 26, 2008. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

▪

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting.

▪

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

▪

of  the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

Furthermore, in the following fiscal year, it is required to file the auditor’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

In December 2007, the FASB issued FASB Statement No. 141 (Revised 2007), Business Combinations (“SFAS No. 141(R)”), which requires the Company to record fair value estimates of contingent consideration and certain other potential liabilities during the original purchase price allocation, expense acquisition costs as incurred and does not permit certain restructuring activities previously allowed under Emerging Issues Task Force Issue No. 95-3 to be recorded as a component of purchase accounting.  SFAS No. 141(R) applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented. The Company will adopt this standard at the beginning of the Company’s fiscal year ending June 30, 2009 for all prospective business acquisitions. The Company has not determined the effect that the adoption of SFAS No. 141(R) will have on its financial statements.

In December 2007, the FASB issued FASB Statement No. 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.  The Company will adopt this standard at the beginning of the Company’s fiscal year ending December 31, 2009 for all prospective business acquisitions.  The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

In March 2008, the FASB issued FASB Statement No. 161 “Disclosures about Derivative Instruments and Hedging Activities an amendment of FASB Statement No. 133” (“SFAS No. 161”), which changes the disclosure requirements for derivative instruments and hedging activities.  Pursuant to SFAS No.161, Entities are required to provide enhanced disclosures about (a) how and why an entity uses derivative instruments, (b) how derivative instruments and related hedged items are accounted for under Statement 133 and its related interpretations, and (c) how derivative instruments and related hedged items affect an entity’s financial position, financial performance, and cash flows.  SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008 with early application encouraged. SFAS No. 161 encourages but does not require disclosures for earlier periods presented for comparative purposes at initial adoption.  In years after initial adoption, this Statement requires comparative disclosures only for periods subsequent to initial adoption.  The Company does not expect the adoption of SFAS No. 161 to have a material impact on the financial results of the Company.

Management does not believe that any other issued, but not yet effective accounting pronouncements, if adopted, would have had a material effect on the accompanying financial statements.

Critical Accounting Policies

The preparation of financial statements and related notes requires us to make judgments, estimates, and assumptions that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.

An accounting policy is considered to be critical if it requires an accounting estimate to be made based on assumptions about matters that are highly uncertain at the time the estimate is made, and if different estimates that reasonably could have been used, or changes in the accounting estimates that are reasonably likely to occur periodically, could materially impact the financial statements.

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Registration Statement on Form S1 as declared effective by the United States Securities and Exchange Commission on May 15, 2008 includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

More than 60% of our revenues are generally earned in November and December. During these two months, many companies are considering tax planning strategies including adopting or modifying retirement plans. This concentration may decrease over time because of the impact of laws and regulations like Revenue Procedure 2005-66 which require systematic amending of existing plans. In 2007 our earnings in November and December were severely and negatively impacted by the illness of our president. He has since recovered.

Off-Balance Sheet Arrangements

We have no off-balance sheet arrangements, as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will increase our operating costs or cash requirements in the future.

ITEM 3

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4

CONTROLS AND PROCEDURES

(a)

Evaluation of Disclosure Controls and Procedures.

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2008. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. We have identified the following material weakness.

(b)      Changes in Internal Controls.

During the quarter ended September 30, 2008, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

PART II

OTHER INFORMATION

Item 1	Legal Proceedings

None

Item 2	Unregistered Sale of Equity Securities and Use of Proceeds

None

Item 3	Defaults Upon Senior Securities

None

Item 4	Submission of Matters to a Vote of Shareholders

None

Item 5	Other Information

None

Item 6	Exhibits and Reports on Form 8-K

(a)           Exhibits

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive And Chief Financial Officer

32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive And Chief Financial Officer

(b)           Reports of Form 8-K

None.

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A1 Document Services, Inc.
(Registrant)

/s/ Mark Cohen
Mark Cohen
Title: President and Chief Financial Officer

January 5, 2009