Form 10-K
period 2008-12-31
AI DOCUMENT SERVICES, INC.
filed 2009-03-26
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2008

     .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-143602

AI DOCUMENT SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-8675798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Robert Pitt Drive Monsey, New York	10952

(Address of Principal Executive Offices)	(Zip Code)

Registrant’s Telephone Number: 845-622-1400

Securities registered under Section 12(b) of the Act: Common Stock par value $.001 per share

Securities registered under Section 12(g) of the Act:

None

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes      .No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes      .No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes  X .No      .

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  X .

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. Check one:

Large accelerated filer      . Accelerated filer      .

Non-accelerated filer      . Smaller reporting company  X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes      .No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of March 24, 2009 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of March 24, 2009, is $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

The following documents are herewith incorporated by reference:   S-1 Registration Statement (File No.: 333-143602) as declared effective October 15, 2008 and Prospectus filed on November 5, 2008 in accordance with Rule 424(b)(2).

AI DOCUMENT SERVICES, INC.

PART I

Explanatory Note

This Annual Report includes forward-looking statements within the meaning of the Securities Exchange Act of 1934 (the “Exchange Act”). These statements are based on management's beliefs and assumptions, and on information currently available to management. Forward-looking statements include the information concerning possible or assumed future results of operations of the Company set forth under the heading “Management's Discussion and Analysis of Financial Condition and Results of Operations.” Forward-looking statements also include statements in which words such as “expect,” “anticipate,” “intend,” “plan,” “believe,” “estimate,”  “consider” or similar expressions are used.

Forward-looking statements are not guarantees of future performance. They involve risks, uncertainties and assumptions. The Company's future results and shareholder values may differ materially from those expressed in these forward-looking statements. Readers are cautioned not to put undue reliance on any forward-looking statements.

Item 1.

BUSINESS

We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned 100% by our president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial Ideas, Inc. which has been in the actuarial and pension planning business since 1982. We prepare and draft all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial Ideas, Inc. In other words, we write and provide the written plan agreement and amendments to clients. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all the pension and retirement plans for its clients. Actuarial Ideas will continue to provide all actuarial calculations and planning for clients. Prior to being a separate legal entity, we were structured as a line of business of Actuarial Ideas, Inc. which allocated a portion of all of its combined costs to us based on the relationship of our actual revenues to total Actuarial Ideas, Inc. revenues. These costs of sales consist primarily of salaries, rent, communications and travel costs.  Commencing July 1, 2007, these allocations ceased, and we pay a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by us to customers.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur. We also pay Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us. Richard Cohen, our treasurer, devotes 10% of his time to us and has received an annual salary from us of $6,000 since July 1, 2007.

We currently perform work for approximately 225 plans that relate to Actuarial Idea’s clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401K plans. We estimate that approximately 50% of our revenue relates to drafting new plans, and the remaining 50% relates to editing and amending existing plans.

The potential amount of work on editing and amending pension plans has increased because of recently issued laws and regulations. The IRS has released Revenue Procedure 2005-66, which sets forth a staggered remedial amendment period system for individually designed and pre-approved plans. Under this revenue procedure, every individually designed plan will have a five-year remedial amendment cycle and every pre-approved plan will have a six-year remedial amendment cycle. Practically, this means that employers now have fixed windows of time during which retirement plans must be amended to take into account the changes in the laws governing retirement plans and must be submitted to the IRS for new determination letters. The amendment process will generally be done by us as a revenue producing service with respect to existing and potentially new clients.

The Pension Protection Act of 2006 is the most significant overhaul of U.S. pension laws since the Employee Retirement Income Security Act (ERISA) was enacted in 1974 and has resulted in significant amendments to all existing plans. Passed by Congress and signed by President Bush in August 2006, the Pension Protection Act (PPA) rewrites almost all major aspects of pension law, requiring defined benefit and defined contribution plan sponsors to make a number of changes. The bill’s most significant changes include:

•

Establishing new funding targets for single-employer pension plans;

•

Imposing higher funding targets on at-risk plans;

•

Replacing the old discount rate with a modified yield curve of corporate bond rates;

•

Eliminating the full-funding limit for variable rate premiums;

•

Adding new requirements for multiemployer plans;

•

Clarifying hybrid pension plan rules; and

•

Establishing new rules for 401(k)s and other defined contribution plans.

Federal agencies are expected to continue to issue regulations that detail how employers must implement the act.

General Business

We write and amend all of the pension plans for the clients of Actuarial Ideas, Inc. Writing pension plans involves modifying templates to meet the specific needs of clients. We maintain computer files of templates for all major forms of pension plans. Many of these templates are available from commercial sources. We prepare templates covering new tax regulations or other laws affecting pension plans. We modify each of these templates to meet the known or specific needs of clients. The work on each engagement varies from several hours to several days depending on the complexity of the issues and availability of client data.

Actuarial Ideas, Inc. works with clients to define a pension plan which they feel best fits their needs. We write the plan to conform with the structure agreed to by the clients with Actuarial Ideas, Inc. as well as to comply with applicable laws and regulations issued by the Internal Revenue Service. Our typical client is a small, privately-held company or professional firm such as accountants and lawyers. In these cases the principal and the principal’s family tend to be the primary beneficiaries. Because of this breakdown, we are more involved with defined benefit plans than competitors that deal with larger or publicly-held companies.

We currently are responsible for working with approximately 225 plans. They are about equally split between defined benefit and defined contribution plans. We retain ongoing relationships with most clients because plans need ongoing amendments to:

•

Meet the ongoing business needs of clients, and

•

Comply with changes in tax and other laws governing pension plans.

A defined contribution plan provides an individual account for each participant. The benefits are based on the amount contributed and are also affected by income, expenses, gains and loses. Some examples of defined contribution plans include 401(K) plans, 403(b) plans, employee stock ownership plans and profit sharing plans.

A defined benefit plan promises the participant a specific monthly benefit at retirement and may state this as an exact dollar amount. Monthly benefits could also be calculated through a formula that considers a participants salary and service. A participant is generally not required to make contributions in a private sector fund but most public sector funds require employee contributions. Unlike defined contribution plans, the participant is not required to make investment decisions.

A defined benefit pension plan must be carefully designed. To accomplish this, sophisticated actuarial calculations are required to determine a benefit formula that is consistent with the employer's objectives and budget. In this regard, Actuarial Ideas, Inc. performs all of the actuarial assumptions and calculations as well as gathers the information to perform those assumptions and calculations. Our function is to write or amend the plan so that it conforms with the agreed-upon terms and structure as well as the applicable laws and regulations. In addition, plans for public companies and others that issue financial statements to third parties need to consider the requirements of the impacts of Statements 87 and 106, as amended by Statement 132 as issued by the Financial Accounting Standards Board.

Our business is impacted by factors that cause clients to adopt, change or repeal plans. These factors include:

•

Changes in laws that make it harder or easier to administer plans;

•

Changes in tax rules and rates that change the real or perceived tax benefits of sponsoring a plan;

•

The economic climate which impacts the ability of a sponsor to fund and benefit from the plan funding; and

•

Establishment and changes in companies through formation, takeover and spinoffs.

Our clients tend to be small privately-held companies and professional firms. Most of these clients are interested in maximizing their retirement benefits and income tax benefits and are less concerned about the financial reporting issues. Therefore, we emphasize working on plans that result in the largest possible income tax deductions and provide the greatest amount of future benefits to recipients. If we worked on larger clients with a greater range of plan participants and public financial reporting obligations, such clients generally seek plans that result in lower annual costs.

We use a publicly available specialized software program for drafting and editing plans. We then modify and edit to meet the specific needs of each client. Use of the software program costs $500 per month.

Our fees for drafting a defined benefit plan generally range from $2,500 to $7,500 and fees for new defined contribution plans generally range from $2,500 to $5,000. Major amendments for defined benefit plans generally range from $1,000 to $2,500. Major amendments for defined contribution plans generally range from $750 to $2,000. Upon becoming a separate legal entity we began billing and collecting from our clients separately from Actuarial Ideas, Inc. on new engagements. Actuarial Ideas, Inc. continues to bill for ongoing engagements on our behalf through the middle of 2008 at which time we began billing all engagements performed by us.

Conflicts of Interest

Currently all of our revenue relates to preparing and editing all of the pension plans for the clients of Actuarial Ideas, a company controlled by our president. This trend is likely to continue for the immediate future. If the business of Actuarial Ideas, Inc. were to decline or experience problems, our business would be affected in a similar manner. In addition, Actuarial Ideas, Inc. could undertake to provide the services to its clients that we currently provide. If that happened, our business would be seriously and adversely affected.

Neither of our key personnel (two persons) is required to commit a specified amount of time to our affairs and, accordingly, these individuals, particularly our president, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

As of March 24, 2009, our President, Mark Cohen, owns 92.3% of our issued and outstanding common shares. Additionally, Mr. Cohen deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Cohen containing the following provisions:

•

any business opportunities that he may become aware of independently or directly through his association with us would be presented by him solely to us;

•

any business opportunities disclosed to him by the management of  other entities would not be presented by him to us if so requested by them;

•

any business opportunities disclosed to him by us would not be presented by him to any other entity, unless and until we passed upon same; and

•

in the event that the same business opportunity is presented to him by both us and any other business entity, he shall only render his services to the business entity that first disclosed such business opportunity to him.

We cannot provide specific assurances that conflicts of interest will not result in significant problems for us.

We rely upon Actuarial Ideas, Inc. for all our revenue.  We believe Actuarial Ideas has the ability to conduct and provide its services to us as needed.  Should a conflict arise between us and Actuarial Ideas, it is expected that same will be resolved to the benefit of our Company partially due to the fact that our President owns 100% of Actuarial Ideas and 92.3% of our common stock, it being felt that in the event of conflict, a resolution in favor of a public entity would benefit its status.

Competition

Competition in our industry is intense and many of our competitors have greater financial and other resources than do we.  Competition comes from a wide variety of consulting and accounting firms. Many of these firms have more employees, finances and other resources and greater name recognition than us.

Actuarial Ideas, Inc. targets small, privately-held companies and professional firms that tend not to be primary targets of the large pension consulting firms. We compete on the basis of providing quality products and personalized services on a timely basis. We also perform our services for what we believe to be very competitive fees. Mr. Cohen generally visits client offices and becomes familiar with their goals and needs. We do not advertise or use a website. Clients are referred to Actuarial Ideas, Inc. by existing clients and accounting and law firms that are familiar with our services.

We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial Ideas, Inc. which also will result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial Ideas, Inc.  However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to use, and there can be no assurances that we will be successful in any of this regard.

No assurances can be given that our competitive strategy will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At March 24, 2009, we had three employees one of which is Mark Cohen, our president and chief financial officer. The second employee is Richard D. Cohen, our treasurer and son of our president.  Additionally, Elizabeth Cohen, our Secretary, devotes approximately 5% of her time to us.

Effective July 1, 2007, we began paying Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us. Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000, also effective July 1, 2007.

Both employees devote at least the same amount of time to our business as they did prior to our becoming a separate legal business. Therefore, we hope to continue being able to complete at least our historic levels of revenue. If the level of revenue increases, they will devote additional time to us or increase the number of employees.

Item 1A.

RISK FACTORS

You should be aware that there are various risks to an investment in our common stock.  You should carefully consider these risk factors, together with all of the other information included in this Form 10-K, before you decide to invest in shares of our common stock.

If any of the following risks develop into actual events, then our business, financial condition, results of operations and/or prospects could be materially adversely affected. If that happens, the market price of our common stock, if any, could decline, and investors may lose all or part of their investment.

Risks Related to the Business

1.

AI is and will continue to be completely dependent on the services of our founder and president, Mark Cohen, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s operations and business strategy are significantly dependent upon the knowledge and business contacts of Mark Cohen, our president.  All of our business is referred to us by Actuarial Ideas, Inc., an actuarial firm controlled by Mr. Cohen.  His personal relationships with clients and referral sources are a critical element of obtaining and maintaining engagements. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Cohen or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Cohen naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Cohen remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

2.

Competition from firms with greater resources could result in loss of our market share that could reduce our profitability.

The markets for our services are highly competitive. Our competitors currently include other human resources consulting and actuarial firms, as well as the human resources consulting divisions of diversified professional services, insurance firms and accounting firms. Many of our competitors have greater financial, technical and marketing resources than we have, which could enhance their ability to respond more quickly to technological changes, and fund internal growth. New competitors or alliances among competitors could emerge and gain significant market share.  In order to respond to increased competition and pricing pressure, we might have to lower our prices, which would have an adverse effect on our revenues and profit margin.

3.

We are impacted by new laws, income tax rulings and accounting and financial reporting requirements. Changes in some or all of these rules and regulations can reduce the demand for pension plans significantly.

Pensions are impacted significantly by Federal laws, income tax rulings and accounting and financial reporting requirements. These rules and regulations impact the timing of pension plan funding, the timing and amount of pension costs that are deductible for income tax purposes and the amount of pension costs and liabilities that must be reported in a pension sponsor’s financial statements. Changes in laws and regulations may make sponsoring or continuing to sponsor pension plans less attractive or affordable to plan sponsors. Reductions in plan sponsorship also reduce our potential client base. Significant reductions in client base would have a material adverse effect on our business and our operating results.

4.

Demand for our services may decrease for various reasons other than changes in laws and regulations, including a general economic downturn, a decline in a client’s or an industry’s financial condition that could adversely affect our operating results.

We can give no assurance that the demand for our services will continue to grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities.  Our clients’ demand for our services also may change based on their own needs and financial conditions.  When economic downturns affect particular clients or industry groups, they frequently reduce their budgets for outside consultants, which could reduce the demand for our services and increase price competition. A simplification of regulations or tax policy also could reduce the need for our services.

5.

Our clients generally may terminate our services at any time, which could decrease our utilization of available hours.

Our clients generally may terminate our engagements at any time. If a client terminates the use of our services with little or no notice, our revenue will decline.

6.

We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business, and we are subject to government inquiries and investigations.

Professional services providers are increasingly subject to claims from their clients. Clients and third parties who are dissatisfied with our services or who claim to suffer damages caused by our services may bring lawsuits against us. We draft and edit pension plan documents. The terms and structures set forth in these documents must comply with all laws and regulations as well as the terms described and agreed to by clients. If there are errors or items that are unclear in the pension documents, clients may seek to hold us responsible for the financial consequences of these errors or variances.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.

Defending lawsuits arising out of our services could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. .

7.

All of our revenue was derived from performing work for clients referred to us by Actuarial Ideas, Inc., a related party.

Currently all of our revenue relates to preparing and editing all of the pension plans for the clients of Actuarial Ideas, Inc., a company controlled by our president. This trend is likely to continue for the immediate future. If the business of Actuarial Ideas, Inc. were to decline or experience problems, our business would be affected in a similar manner.

We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial Ideas, Inc. which also will result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial Ideas, Inc. However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us, and there can be no assurances that we will be successful in this regard.

8.

Mark Cohen, our Chief Executive Officer and Chief Financial Officer, has no meaningful financial accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a significant degree upon the advice and counsel of others.

Mark Cohen, our chief executive and financial officer, has no meaningful financial reporting education or experience. He is heavily dependent on advisors and consultants to provide guidance and counsel in these areas. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

9.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur accounting and legal fees in connection with the preparation of such reports.  These additional costs could  reduce or eliminate our ability to fund our operations and may prevent us from meeting our normal business obligations.

Upon the effective  date of our  registration  statement on October 15, 2008, we became required to file  periodic  reports with the Securities and Exchange  Commission  pursuant to the Securities  Exchange Act of 1934 and the  rules and  regulations  promulgated thereunder.  In order to comply with these requirements, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis.  Moreover, our legal counsel has to review and assist in the preparation of such reports.  The costs charged by these  professionals  for such services  cannot be accurately  predicted at this time because factors such as the number and type of  transactions  that we engage in and the complexity of our reports  cannot be  determined  at this time and will have a major affect on the  amount of time to be spent by our  auditors  and  attorneys.  However, the incurrence of such costs will obviously be an expense to our operations and thus will reduce and possibly eliminate our ability and resources to fund our operations and may prevent us from meeting our normal business obligations. We may be exposed to potential risks resulting from new requirements under Section 404 of the Sarbanes-Oxley Act of 2002. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, we will be required, beginning with our year ending December 31, 2010, to include in our annual report our assessment of the effectiveness of our internal control over financial reporting as of the end of calendar 2009. Furthermore, our independent registered public accounting firm will be required to attest to whether our assessment of the effectiveness of our internal control over financial reporting is fairly stated in all material respects and separately report on whether it believes we have maintained, in all material respects, effective internal control over financial reporting. We have not yet completed our assessment of the effectiveness of our internal control over financial reporting. We expect to incur additional expenses and diversion of management’s time as a result of performing the system and process evaluation, testing and remediation required in order to comply with the management certification and auditor attestation requirements.

We do not have a sufficient number of employees to segregate responsibilities and may be unable to afford increasing our staff or engaging outside consultants or professionals to overcome our lack of employees. During the course of our testing, we may identify other deficiencies that we may not be able to remediate in time to meet the deadline imposed by the Sarbanes-Oxley Act for compliance with the requirements of Section 404. In addition, if we fail to achieve and maintain the adequacy of our internal controls, as such standards are modified, supplemented or amended from time to time, we may not be able to ensure that we can conclude on an ongoing basis that we have effective internal controls over financial reporting in accordance with Section 404 of the Sarbanes-Oxley Act. Moreover, effective internal controls, particularly those related to revenue recognition, are necessary for us to produce reliable financial reports and are important to help prevent financial fraud. If we cannot provide reliable financial reports or prevent fraud, our business and operating results could be harmed, investors could lose confidence in our reported financial information, and the trading price of our common stock, if a market ever develops, could drop significantly.

10.

We have only three directors, all of whom are related to each other, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only three directors, one of which is our president and chairman and the other two the wife and the son of our president. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

11.

There are significant potential conflicts of interest

Neither of our key personnel (two persons) is required to commit a specified amount of time to our affairs and, accordingly, these individuals, particularly our president, may have conflicts of interest in allocating management time among various business activities. In the course of other business activities, certain key personnel (particularly our president) may become aware of business opportunities which may be appropriate for presentation to us, as well as the other entities with which they are affiliated.  As such, there may be conflicts of interest in determining to which entity a particular business opportunity should be presented.

As of March 24, 2009, our President, Mark Cohen, owns 92.3% of our issued and outstanding common shares. Additionally, Mr. Cohen deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities.

In an effort to resolve such potential conflicts of interest, we have entered into a written agreement with Mr. Cohen containing the following provisions:

•

any business opportunities that he may become aware of independently or directly through his association with us would be presented by him solely to us;

•

any business opportunities disclosed to him by the management of  other entities would not be presented by him to us if so requested by them;

•

any business opportunities disclosed to him by us would not be presented by him to any other entity, unless and until we passed upon same; and

•

in the event that the same business opportunity is presented to him by both us and any other business entity, he shall only render his services to the business entity that first disclosed such business opportunity to him.

Risks Related to Our Common Stock

12.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized (99,000,000) but unissued (89,000,000) common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of AI because the shares may be issued to parties or entities committed to supporting existing management.

13.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

Our articles of incorporation and applicable Delaware law provide for the indemnification of our directors, officers, employees, and agents, under certain circumstances, against attorney's fees and other expenses incurred by them in any litigation to which they become a party arising from their association with or activities on our behalf. We will also bear the expenses of such litigation for any of our directors, officers, employees, or agents, upon such person's written promise to repay us therefore if it is ultimately determined that any such person shall not have been entitled to indemnification. This indemnification policy could result in substantial expenditures by us which we may never be unable to recoup.

We have been advised that, in the opinion of the SEC, indemnification for liabilities arising under federal securities laws is against public policy as expressed in the Securities Act of 1933 and is, therefore, unenforceable.  In the event that a claim for indemnification for liabilities arising under federal securities laws, other than the payment by us of expenses incurred or paid by a director, officer or controlling person in the successful defense of any action, suit or proceeding, is asserted by a director, officer or controlling person in connection with the securities being registered, we will (unless in the opinion of our counsel, the matter has been settled by controlling precedent) submit to a court of appropriate jurisdiction, the question whether indemnification by us is against public policy as expressed in the Securities Act and will be governed by the final adjudication of such issue. The legal process relating to this matter if it were to occur is likely to be very costly and may result in us receiving negative publicity, either of which factors are likely to materially reduce the market and price for our shares, if such a market ever develops.

14.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) has been assigned to our common stock by FINRA, there can be no assurance that:

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of any active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Also, failure to remain current in our periodic reports with the SEC would lead to loss of OTCBB quoting privileges.

In addition, our common stock is unlikely to be followed by any market analysts, and there may be few institutions acting as market makers for our common stock. Either of these factors could adversely affect the liquidity and trading price of our common stock. Until our common stock is fully distributed and an orderly market develops in our common stock, if ever, the price at which it trades is likely to fluctuate significantly. Prices for our common stock will be determined in the marketplace and may be influenced by many factors, including the depth and liquidity of the market for shares of our common stock, developments affecting our business, including the impact of the factors referred to elsewhere in these Risk Factors, investor perception of AI and general economic and market conditions.  No assurances can be given that an orderly or liquid market will ever develop for the shares of our common stock.

Because of the anticipated low price of the securities, many brokerage firms may not be willing to effect transactions in our securities.  See also Risk Factor #17 below.

15.

Without a public market there is no liquidity for our shares of common stock, and our shareholders may never be able to sell their shares, which may result in a total loss of their investment.

Our common shares are not listed on any exchange or quotation system. There currently is no market for our shares. Consequently, our shareholders will not be able to sell their shares in an organized market place and may have to sell their shares privately. If this happens, our shareholders might not receive a price per share which they might otherwise have received had there been a public market for our shares.

16.

Legislation, including the Sarbanes-Oxley Act of 2002, may make it more difficult for us to retain or attract officers and directors.

The Sarbanes-Oxley Act of 2002 was enacted in response to public concerns regarding corporate accountability in connection with recent accounting scandals. The stated goals of the Sarbanes-Oxley Act are to increase corporate responsibility, to provide for enhanced penalties for accounting and auditing improprieties at publicly traded companies, and to protect investors by improving the accuracy and reliability of corporate disclosures pursuant to the securities laws. The Sarbanes-Oxley Act generally applies to all companies that file or are required to file periodic reports with the SEC, under the Securities Exchange Act of 1934. We are required to comply with the Sarbanes-Oxley Act. The enactment of the Sarbanes-Oxley Act of 2002 has resulted in a series of rules and regulations by the SEC that increase responsibilities and liabilities of directors and executive officers. The perceived increased personal risk associated with these recent changes may deter qualified individuals from accepting these roles. As a result, it may be more difficult for us to attract and retain qualified persons to serve on our board of directors or as executive officers. We continue to evaluate and monitor developments with respect to these rules, and we cannot predict or estimate the amount of additional costs we may incur or the timing of such costs.

17.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $4.00 per share or with an exercise price of less than $4.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

For any transaction involving a penny stock, unless exempt, the penny stock rules require that a broker or dealer approve a person's account for transactions in penny stocks and the broker or dealer receive from the investor a written agreement to the transaction setting forth the identity and quantity of the penny stock to be purchased.  In order to approve a person's account for transactions in penny stocks, the broker or dealer must obtain financial information and investment experience and objectives of the person and make a reasonable determination that the transactions in penny stocks are suitable for that person and that that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the SEC relating to the penny stock market, which, in highlight form, sets forth:

•

the basis on which the broker or dealer made the suitability determination, and

•

that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Disclosure also has to be made about the risks of investing in penny stock in both public offerings and in secondary trading and commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Because of these regulations, broker-dealers may not wish to engage in the above-referenced necessary paperwork and disclosures and/or may encounter difficulties in their attempt to sell shares of our common stock, which may affect the ability of selling shareholders or other holders to sell their shares in any secondary market and have the effect of reducing the level of trading activity in any secondary market. These additional sales practice and disclosure requirements could impede the sale of our securities, if and when our securities become publicly traded. In addition, the liquidity for our securities may decrease, with a corresponding decrease in the price of our securities. Our shares, in all probability, will be subject to such penny stock rules for the foreseeable future and our shareholders will, in all likelihood, find it difficult to sell their securities.

18.

The market for penny stocks has experienced numerous frauds and abuses which could adversely impact investors in our stock.

We believe that the market for penny stocks has suffered from patterns of fraud and abuse. Such patterns include:

•

Control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•

Manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•

"Boiler room" practices involving high pressure sales tactics and unrealistic price projections by sales persons;

•

Excessive and undisclosed bid-ask differentials and markups by selling broker-dealers; and

•

Wholesale dumping of the same securities by promoters and broker-dealers after prices have been manipulated to a desired level, along with the inevitable collapse of those prices with consequent investor losses.

19.

If our common stock is quoted on the OTCBB and a public market for our common stock develops, short selling could increase the volatility of our stock price.

Short selling occurs when a person sells shares of stock which the person does not yet own and promises to buy stock in the future to cover the sale. The general objective of the person selling the shares short is to make a profit by buying the shares later, at a lower price, to cover the sale. Significant amounts of short selling, or the perception that a significant amount of short sales could occur, could depress the market price of our common stock. In contrast, purchases to cover a short position may have the effect of preventing or retarding a decline in the market price of our common stock, and together with the imposition of the penalty bid, may stabilize, maintain or otherwise affect the market price of our common stock. As a result, the price of our common stock may be higher than the price that otherwise might exist in the open market. If these activities are commenced, they may be discontinued at any time. These transactions may be effected on over-the-counter bulletin board or any other available markets or exchanges. Such short selling if it were to occur could impact the value of our stock in an extreme and volatile manner to the detriment of our shareholders.

20.

Any trading market that may develop may be restricted by virtue of state securities “Blue Sky” laws which prohibit trading absent compliance with individual state laws. These restrictions may make it difficult or impossible to sell shares in those states.

There is no established public market for our common stock, and there can be no assurance that any established public market will develop in the foreseeable future.  Transfer of our common stock may also be restricted under the securities or securities regulations laws promulgated by various states and foreign jurisdictions, commonly referred to as “Blue Sky” laws.  Absent compliance with such individual state laws, our common stock may not be traded in such jurisdictions.  Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities. These restrictions prohibit the secondary trading of our common stock. Accordingly, investors should consider the secondary market for our securities to be a limited one.

21.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common stockholders and with the ability to affect adversely stockholder voting power and perpetuate their control over AI.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our stockholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

22.

The 1,616,200 shares of our common stock that were registered in our Form S-1 Registration Statement as effective October 15, 2008 may be sold by our stockholders. A significant volume of sales of these shares over a short or concentrated period of time is likely to depress the market for and price of our shares in any market that may develop.

The 1,616,200 shares of our common stock held by 28 shareholders (excluding 12 minors whose shares are being held by their respective parents on their behalf) have been registered and may be sold either at once and/or over a period of time. These sales may take place because all of these shares of common stock have been registered and, accordingly, reliance upon Rule 144 is not necessary nor is it available since all selling stockholders are considered to be underwriters. The ability to sell these shares of common stock and/or the sale thereof reduces the likelihood of the establishment and/or maintenance of an orderly trading market for our shares at any time in the near future.

23.

The ability of our president to control our business may limit or eliminate minority shareholders’ ability to influence corporate affairs.

Our President owns 92.3% of our outstanding common stock. Because of his stock ownership, our president will be in a position to continue to elect our board of directors, decide all matters requiring stockholder approval and determine our policies. The interests of our president may differ from the interests of other shareholders with respect to the issuance of shares, business transactions with or sales to other companies, selection of officers and directors and other business decisions. The minority shareholders would have no way of overriding decisions made by our president. This level of control may also have an adverse impact on the market value of our shares because our president may institute or undertake transactions, policies or programs that result in losses, may not take any steps to increase our visibility in the financial community and/or may sell sufficient numbers of shares to significantly decrease our price per share.

24.

We do not expect to pay dividends in the foreseeable future

We have never paid cash dividends on our common stock. We do not expect to pay cash dividends on our common stock at any time in the foreseeable future. The future payment of dividends directly depends upon our future earnings, capital requirements, financial requirements and other factors that our board of directors will consider. Since we do not anticipate paying cash dividends on our common stock, return on your investment, if any, will depend solely on an increase, if any, in the market value of our common stock.

25.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our stockholders have limited protections against interested director transactions, conflicts of interest and similar matters.

The Sarbanes-Oxley Act of 2002, as well as rule changes proposed and enacted by the SEC, the New York and American Stock Exchanges and NASDAQ Stock Market, as a result of Sarbanes-Oxley, require the implementation of various measures relating to corporate governance. These measures are designed to enhance the integrity of corporate management and the securities markets and apply to securities which are listed on those exchanges or NASDAQ Stock Market. Because we are not presently required to comply with many of the corporate governance provisions and because we chose to avoid incurring the substantial additional costs associated with such compliance any sooner than necessary, we have not yet adopted these measures.

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as , if and when required.

26.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We are required to file periodic reports with the SEC which will be immediately available to the public for inspection and copying. Except during the year that our registration statement became effective (2008), these reporting obligations are automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders. If this occurs after the year in which our Registration Statement became effective, we may file periodic reports voluntarily with the SEC, but will no longer be obligated to file those periodic reports with the SEC and your access to our business information would then be even more restricted. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

For all of the foregoing reasons and others set forth herein, an investment in the Company’s securities in any market which may develop in the future involves a high degree of risk. Any person considering an investment in such securities should be aware of these and other risk factors set forth in this Form 10-K.

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 25 Robert Pitt Drive, Suite 201, Monsey, NY 10952. We share the office with Actuarial Ideas, Inc. Actuarial Ideas, Inc. charges us a management fee which covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  There are no separate lease agreements.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock despite the fact that a symbol has been assigned for our securities (AIDC).  There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common sock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on March 24, 2009, there were twenty eight shareholders of record of our common stock (exclusive of 12 minors whose shares are being held by their respective parents on their behalf) and 10,000,000 shares were issued and outstanding.

On March 19, 2007 (our incorporation date), 9,230,000 shares were issued to Mark Cohen, our president and founder, who agreed that the Company will write all of the pension plans for his clients served by Actuarial Ideas, Inc. On March 26, 2007, an additional 770,000 common shares were issued to 28 additional shareholders (exclusive of 12 minors whose shares are being held by their respective parents on their behalf) at $.001 per share for $770 in cash.

No underwriter participated in the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of our Company.

The foregoing issuances of securities were affected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, (the “Act”) as amended.

We have never repurchased any of our equity securities.

Blue Sky Considerations

Because our securities have not been registered for resale under the blue sky laws of any state, the holders of such shares and persons who desire to purchase them in any trading market that might develop in the future, should be aware that there may be significant state blue-sky law restrictions upon the ability of investors to sell the securities and of purchasers to purchase the securities.  Accordingly, investors should consider any secondary market for the Company’s securities to be a limited one.

Item 6

SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31,2008	December 31,2007

Current Assets	20,300	3,620

Current liabilities	26,428	23,993

Stockholders’ deficit	(6,128)	(20,373)

Income Data:
	Year ended December 31,
	2008	2007

Sales	86,500	45,100
Gross profit	50,500	7,084
Net income (loss)	14,245	(29,856)
Net income (loss) per common share - basic and diluted	0.00	(0.00)
Weighted average number of shares outstanding – basic and diluted	10,000,000	9,829,123

NOTES REGARDING FORWARD LOOKING STATEMENTS

Certain matters discussed herein are forward-looking statements.  Such forward-looking statements contained in this Form 10-K involve risks and uncertainties, including statements as to:

•

our future operating results;

•

our business prospects;

•

our contractual arrangements and relationships with both third parties and related parties;

•

the dependence of our future success on the general economy;

•

our possible financings; and

•

the adequacy of our cash resources and working capital

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements.   Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of March 24, 2009.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements. The forward-looking statements included herein are only made as of March 24, 2009, and we undertake no obligation to publicly update such forward-looking statements other than as may be required by applicable law, to reflect subsequent events or circumstances.

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a line of business by Actuarial Ideas, Inc. in January 2005 and became a separate legal entity on March 19, 2007. We write all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we continue to write and edit all the pension and retirement plans for its clients. Prior to being a separate legal entity, we were structured as a line of business of Actuarial Ideas, Inc. which allocated a portion of all of its combined costs to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. The revenues represented specifically identified revenue for our business line and are not allocations. Actuarial Ideas, Inc. maintained all of its records based on the nature of each type of revenue producing activity. All of the revenue associated with writing pension plans was segregated and specifically identified. Costs of sales consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1.

Commencing July 1, 2007, these cost allocations ceased, and we now pay a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by us to customers. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We also pay Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us. Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000 starting July 1, 2007.

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

This work will be performed or supervised by Mr. Cohen. More than 60% of our revenues are generally earned in November and December. While operating in this manner, we will have fixed costs limited to the salary due to Mr. Cohen and the fixed portion of the management fee ($1,500 per month). We are not aware of any material changes to our operations for the next 12 months compared to the level of operations during the past 12 months.  The third paragraph in Liquidity below summarizes what our overall expenses will be if this level of operations takes place.

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

Operations

December 31 2008 and 2007

In 2006, we were structured as a line of business of Actuarial Ideas, Inc. Actuarial Ideas, Inc. allocated a portion of all of its costs to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. Costs of sales consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1. The percentages of total costs allocated to us were 18.15% in 2006. To the extent that our revenues exceeded allocated costs in 2006 and 2005 during which we functioned as a line of business, the increment was transferred to Actuarial Ideas, Inc. as a management fee.

Commencing July 1, 2007, these allocations ceased, and we pay a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by us to customers.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We will also pay Mr. Cohen an annual salary of $30,000.

A summary of operations is:

	2008	2007

Sales	$86,500	$45,100

Cost of sales	36,000	38,016

Gross profit	50,500	7,084

General and administrative expenses	36,255	36,940
Net income (loss)	$14,245	$(29,856)

We currently perform work for approximately 225 plans that relate to Actuarial Idea’s clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans. We estimate that approximately 50% of our revenue relates to drafting new plans, and the remaining 50% relates to editing and amending existing plans.

The potential amount of work on editing and amending pension plans has increased because of recently issued laws and regulations. The IRS has released Revenue Procedure 2005-66, which sets forth a staggered remedial amendment period system for individually designed and pre-approved plans. Under this revenue procedure, every individually designed plan will have a five-year remedial amendment cycle and every pre-approved plan will have a six-year remedial amendment cycle. Practically, this means that employers now have fixed windows of time during which retirement plans must be amended to take into account the changes in the laws governing retirement plans and must be submitted to the IRS for new determination letters. The amendment process will generally be done by us as a revenue producing service with respect to existing and potentially new clients.

Throughout 2006 Mark Cohen was recovering from injuries incurred in an automobile accident. We used consultants to assist us. Mr. Cohen reviewed their work. Mr. Cohen had health problems which prevented him from working during much of the fourth quarter of 2007. The fourth quarter is the quarter in which a significant percentage of our revenue is typically earned. As a result of Mr. Cohen’s illness, revenue declined precipitously in the fourth quarter and for all of 2007. Mr. Cohen has since recovered.

Cost of sales/general and administrative – The principal difference in these balances are caused by the change from an allocation of expenses to the direct charges of salaries and a management fee in 2007.

Operations

December 31, 2008 and 2007

A summary of operations is:

	December 31
	2008	2007

Sales	$86,500	$45,100

Cost of sales	36,000	38,016

Gross profit	50,500	7,084

General and administrative expenses	36,255	36,940
Net loss	$14,245	$(29,856)

Revenue is typically relatively low during the first half of the year. A substantial portion of our work is linked to clients’ year-end tax planning which takes place in the fourth quarter of each calendar year.

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

We also began paying Mr. Mark Cohen an annual salary of $30,000 for which he devotes approximately 15% of his time to us and Mr. Richard Cohen an annual salary of $6,000 for which he devotes approximately 10% of his time to us. The salary expenses are included in cost of sales. The management fee and the 5% fee are included in general and administrative fees.

Liquidity

As a corporate policy, we will not incur any cash obligations that we cannot satisfy with known resources, as are described below and/or elsewhere herein.  We believe that the perception that many people have of a public company make it more likely that they will accept securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis his resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance in excess of $75,000 if we are unable to pay standard operating costs. AI does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business or a significant amount of fixed costs. We do no advertising.

The following tables set forth a summary of our unaudited pro forma financial information for the year ended December 31, 2007, which is derived from our historical financial statements and adjusted to give effect, as of the beginning of the year, to the following transactions:

•

reversal of the allocation of expenses from Actuarial Ideas, Inc.

•

the payment of a management fee equivalent to $1,500 per month

•

5% of fees billed to customers

•

an annual salary to our president of $30,000

•

an annual salary to our treasurer of $6,000

There are also expected to be certain incremental cost increases that we will experience as a stand-alone public entity. For example, Actuarial Ideas, Inc. through June 30, 2007 provided all corporate functions on our behalf. As an independent, public company, our total costs related to functions such as tax, accounting and other statutory functions, including a board of directors, are expected to increase from the costs for such shared functions that were historically allocated to us from Actuarial Ideas. The incremental costs associated with replacing and/or establishing these functions in the future have not been reflected in the unaudited pro forma financial information but are currently estimated to range up to approximately $50,000 per year.

The summary pro forma financial information is derived from, and should be read together with, the unaudited pro forma financial statements included elsewhere in this prospectus. The unaudited pro forma statement of operations gives effect to the separation as if it occurred on January 1, 2007. The unaudited pro forma financial information does not purport to present our results of operations as if the separation had occurred on the date indicated, nor does it project our results of operations for any future period or as of any future date. Expenses as reported were allocated to us based on the relationship of our revenues to total Actuarial Ideas, Inc. revenues. These costs consist primarily of salaries, rent, communications and travel costs. Actuarial Ideas, Inc. believes that the allocation is consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1. We have negotiated management fee arrangements with Actuarial Ideas, Inc. that may result in a lower level of costs than were experienced historically if our revenues increase because cost percentages will stay fixed.

	Fiscal Year Ended
	December 31, 2007
	Pro Forma	As Reported

Sales	$45,100	$45,100

Cost of sales	36,000	38,016

Gross profit	9,100	7,084

General and administrative	32,543	36,940

Net loss	$(23,443)	$(29,856)

We currently are unaware of any required material cash requirements over the next 12 months other than for professional fees.  We believe that we can meet these requirements given the loan commitment from our president provided that revenues over the next 12 months do not decrease over those from the prior 12 months.

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

By having become a public company we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. By being subject to the reporting requirements of the Exchange Act of '34, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the first year of being public because our overall business volume may be lower, and we will not yet be subject to the requirements of Section 404 of the Sarbanes-Oxley Act of 2002. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling day-to-day business obligations and compensate any independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the cash compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs. If we reduce the cash paid to our president, the unpaid balance, without interest, will be accrued as a liability until paid. We may also seek outside investments or credit facilities to meet levels of obligations that exceed our cash flow.  However, we can provide no assurances that we will be successful in obtaining financing or satisfying all required costs.

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us  We believe that issuing shares of our common stock to such persons instead of paying cash to them may enable us to obtain and perform more and larger engagements because performance of those engagements will not require larger amounts of cash expenditures to the extent that shares are used to satisfy obligations. Our belief is based on personal observations and is not supported by any formal studies or polls. Having shares of our common stock may give persons a greater feeling of identity with us and our president, Mark Cohen, which may result in referrals to us directly by other actuarial firms or to Actuarial Ideas, Inc. which also will result in additional revenue for us.  However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us, and, there can be no assurances that we will do so or will be successful in any of these efforts.

In March 2007, AI sold 770,000 shares of its common stock at $0.001 per share to 28 people (exclusive of 12 minors whose shares are being held by their respective parents on their behalf for $770.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives and/or business associates of management involved in our business.  Although these stockholders have no obligation to provide any services to us, management hopes that these new stockholders, their families and /or business associates may provide us with valuable services such as recommending us to potential clientele and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Off Balance Sheet Arrangements

We have no off balance sheet arrangements as defined in Item 303(a)(4)(ii) of Regulation S-K, obligations under any guarantee contracts or contingent obligations. We also have no other commitments, other than the costs of being a public company that will significantly increase our operating costs or cash requirements in the future.

Recent Accounting Pronouncements

In June 2003, the Securities and Exchange Commission adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with our annual report for the year ended December 31, 2009, we will be required to include a report of management on our internal control over financial reporting. The internal control report must include a statement.

•

of management’s responsibility for establishing and maintaining adequate internal control over our financial reporting.

•

of management’s assessment of the effectiveness of our internal control over financial reporting as of year end;

•

of the framework used by management to evaluate the effectiveness of our internal control over financial reporting; and

•

that our independent accounting firm has issued an attestation report on management’s assessment of our internal control over financial reporting, which report is also required to be filed.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the financial statements, included elsewhere in this prospectus, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

There is no quantitative information, as of December 31, 2008, about market risk that has any impact on our present business

Item 8.

FINANCIAL STATEMENTS

Our financial statements as of December 31, 2008 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

Item 9A.

CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that we file or submit under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.

Evaluation of Disclosure Controls and Procedures

Our principal executive officer and principal financial officer (one person) has reviewed the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-14(c) and 15d-14(c)) as of the end of the period covered by this report and has concluded that the disclosure controls and procedures are effective to ensure that material information relating to the Company is recorded, processed, summarized, and reported in a timely manner. There were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the last day they were evaluated by our principal executive officer and principal financial officer.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 9B

OTHER INFORMATION

No event occurred during the fourth quarter of the calendar year ended December 31, 2008 that would have required disclosure in a report on Form 8-K.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Mark Cohen	53	President, CEO, CFO, Principal Accounting Officer and Chairman
Richard C. Cohen	27	Director and Treasurer
Elizabeth A. Cohen	50	Director and Secretary

Mark Cohen – has been president since our inception. He also founded (in 1982) and is president of Actuarial Ideas, Inc., from which we receive our business referrals. Mr. Cohen is an enrolled actuary and is also enrolled to appear before the Internal Revenue Service. He is a graduate of Yeshiva University. Mr. Cohen will devote the time necessary for us to perform our engagements. He estimates that for the next 12 months that will require 15% of his time.

Richard C. Cohen –  became treasurer and a director in March 2007. He has worked at Actuarial Ideas, Inc. since May 2005 and is currently an actuarial administrator. Mr. Cohen, who is the son of Mark Cohen and Elizabeth A. Cohen, received a BA from Touro College in 2005. Mr. Cohen will devote the time necessary for us to perform our engagements. He estimates that for the next 12 months that will require 10% of his time.

Elizabeth A. Cohen – has been secretary and a director since March 2007. She has been a psychologist in the East Ramapo School District since 1992.  She received a BA from Yeshiva University, an MA from College of New Rochelle and a Ph.D from Nova Southeastern University. Ms. Cohen is the wife of Mark Cohen and the mother of Richard C. Cohen. Ms. Cohen will devote approximately 5% of her time to us.

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

Possible Potential Conflicts

The OTCBB on which our shares of common stock may be quoted does not have any director independence requirements.

No member of management is or will be required by us to work on a full time basis. Accordingly, certain conflicts of interest may arise between us and our officers and directors in that they may have other business interests in the future to which they devote their attention, and they may be expected to continue to do so although management time must also be devoted to our business.  As a result, conflicts of interest may arise that can be resolved only through their exercise of such judgment as is consistent with each officer's understanding of his fiduciary duties to us.  See also Risk Factor 11 for a description of the material terms of an agreement entered into in an effort to resolve potential conflicts of interest.

Currently we have only three officers, all of whom are related to each other and also serve as directors, and are in the process of seeking to add additional officer(s) and/or director(s) as and when the proper personnel are located and terms of employment are mutually negotiated and agreed.

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but receive compensation for their role as officers. The terms of office of our directors expire on December 31, 2010.

Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the AI board of directors will establish an audit committee and a compensation committee.  We believe that we will need a minimum of five directors to have effective committee systems. The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls.  The compensation committee will manage our stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

All directors will be reimbursed by AI for any expenses incurred in attending directors' meetings provided that AI has the resources to pay these fees.  AI will consider applying for officers and directors liability insurance at such time when it has the resources to do so.

ITEM 11

EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2008 and 2007, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

Name and Principal Position	Year	Salary	Bonus	Option Awards	Total
Mark Cohen	2008	$30,000	-	-	-
President	2007	$15,000	-	-	-
Richard C. Cohen	2008	$6,000
Treasurer	2007	$3,000	-	-	-
Elizabeth A. Cohen	2008	$-	-	-	-
Secretary	2007	$-	-	-	-

Mark Cohen and Richard C. Cohen received salaries from Actuarial Ideas, Inc. through the first six months of 2007. A portion of those salaries as well as all other expenses incurred by Actuarial Ideas, Inc. were allocated to us.

Mark Cohen receives an annual salary from us of $30,000 commencing July 1, 2007 for which he devotes 15% of his time to us. This obligation to pay our president an annual salary is in addition to our obligation to pay a management fee to Actuarial Ideas.

Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000 starting July 1, 2007.

Mark Cohen and Richard Cohen will be paid their salaries set forth in the two preceding paragraphs by Actuarial Ideas. We will reimburse Actuarial Ideas for the amounts paid. We will reduce the cash compensation levels paid to our president if there is insufficient cash generated from operations to satisfy our costs. If we do this, we will advise Actuarial Ideas that we will not reimburse Actuarial Ideas for Mr. Cohen’s salary until further notice. If we reduce the cash paid to our president, the unpaid balance, without interest, will be accrued as a liability until paid.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2008.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of March 24, 2009, we had 10,000,000 shares of common stock outstanding which are held by 40 beneficial shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of March 24, 2009; of all directors and executive officers of AI; and of our directors and officers as a group:

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Mark Cohen	9,230,000 (d)	92.3
Richard C. Cohen	100,000	1.0
Elizabeth A. Cohen	10,000	0.1
Officers and Directors as a group (3 members)	9,340,000 (c)	93.4 (c)

(a) The address for each person is 25 Robert Pitt Drive, Suite 201, Monsey, NY 10952.

(b) Unless otherwise indicated, AI believes that all persons named in the table have sole voting and investment power with respect to all shares of the common stock beneficially owned by them.  A person is deemed to be the beneficial owner of securities which may be acquired by such person within 60 days from the date indicated above upon the exercise of options, warrants or convertible securities.  Each beneficial owner’s percentage ownership is determined by assuming that options, warrants or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days of the date indicated above, have been exercised. Mark Cohen and Elizabeth A. Cohen (his spouse) are each deemed to beneficially own 92.4% of our shares of common stock.

(c) SEC Release 33-4819 states in part, that a person is regarded as the beneficial owner of securities held in the name of his or her spouse and their minor children.  The number of shares indicated as being owned by all officers and directors takes this into account.  Nevertheless, both Mark Cohen and his spouse, Elizabeth A. Cohen, disclaim any beneficial interest in or control over any of those shares owned by the other, other than that which may be attributed to each of them by operation of law.

(d) Does not include 20,000 shares owned by two children of Mark Cohen (10,000 shares owned by each child, each of whom are no longer minor children).

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

On March 19, 2007 (incorporation date), 9,230,000 shares were issued to Mark Cohen, our president and founder. We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned 100% by Mark Cohen. At the time that we became a separate legal entity, Mr. Cohen agreed that we will write all of the pension plans for his clients served by Actuarial Ideas, Inc. in exchange for which we issued him 9,230,000 of our common shares. The shares were recorded to reflect the $.001 par value and paid-in capital was recorded as a negative amount ($9,230).  In other words, no net value was assigned to these shares.

The promoters of AI are our3 officers, Mark Cohen, our President, Richard C. Cohen, our Treasurer and Elizabeth A. Cohen, our Secretary.

We write all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all the pension and retirement plans for its clients. Commencing July 1, 2007, we started to pay a management fee of $1,500 per month plus 5% of fees billed and collected to Actuarial Ideas, Inc.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  For work performed we pay Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us. Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000 starting July 1, 2007.

Our office and mailing address is 25 Robert Pitt Drive, Suite 201, Monsey, NY 10952. We share the office with Actuarial Ideas, Inc. Actuarial Ideas, Inc. charges us a management fee which includes our use of the office. There is no lease.

In March 2007 we sold 100,000 shares of our common stock for $100 to Richard C. Cohen, a director and son of our president. We also sold 10,000 shares of our common stock for $10 to Elizabeth A. Cohen, a director and wife of our president.

The Board has determined that we do not have a majority of independent directors as that term is defined under Rule 4200(a)(15) of the NASDAQ Marketplace Rules, even though such definition does not currently apply to us because we are not listed on the NASDAQ.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Li & Company, PC in connection with statutory and regulatory filings. Fees incurred are $1,500 for each quarterly review associated with our Form 10-Q filings and $10,000 for the annual audit of the Company’s financial statements included as part of our Form 10-K filing.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2008 and 2007.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar years ended December 31, 2008 and 2007.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statement Schedules

None

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

/s/ Mark Cohen
Mark Cohen, AI Document Services, Inc.
Title: President, CEO, CFO, Principal Accounting Officer, and Chairman

/s/ Richard Cohen
Richard C. Cohen
Title: Treasurer and Director

/s/ Elizabeth A. Cohen
Elizabeth A. Cohen
Title: Secretary and Director

Date:  March 25, 2009

AI Document Services, Inc.

December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Monsey, New York

We have audited the accompanying balance sheets of AI Document Services, Inc. as of December 31, 2008 and 2007 and the related statements of operations, stockholders’ deficit/segment equity, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting.  Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AI Document Services, Inc. as of December 31, 2007 and 2007 and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that AI Document Services, Inc. will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has an accumulated deficit and working capital deficiency at December 31, 2008. These factors raise substantial doubt about the Company’s ability to continue as a going concern. Management's plans in regards to these matters are also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Li & Company, PC

Li & Company, PC

Skillman, New Jersey

March 24, 2008

AI DOCUMENT SERVICES, INC.

Balance Sheets

	December 31,
	2008	2007
CURRENT ASSETS:
Accounts receivable, net of allowance for doubtful accounts of $350 and $870, respectively	$20,300	$3,620

TOTAL ASSETS	$20,300	$3,620

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES:
Accounts payable and accrued expenses	$26,428	$23,993

STOCKHOLDERS’ DEFICIT
Preferred stock at $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock at $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(16,128)	(30,373)
Total Stockholders’ Deficit	(6,128)	(20,373)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$20,300	$3,620

See accompanying notes to the financial statements.

AI DOCUMENT SERVICS, INC.

Statements of Operations

	For the Years Ended December 31,
	2008	2007
Sales	$86,500	$45,100

Cost of sales	36,000	38,016

Gross profit	50,500	7,084

General and administrative expenses	36,255	36,940

Income (loss) from operations	14,245	(29,856)

Income tax provision	-	-
Net income (loss)	$14,245	$(29,856)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	9,829,123

See accompanying notes to the financial statements

AI DOCUMENT SERVICS, INC.

Statement of Stockholders’ Deficit/Segment Equity

For the Year Ended December 31, 2008

	Segment Equity	Common Shares	Amount	Accumulated deficit	Total

Balance, January 1, 2007	$8,713	-	$-	$-	$8,713

Issuance of shares	(8,713)	9,230,000	9,230	(517)	-
Sale of shares	-	770,000	770		770
Net loss	-	-	-	(29,856)	(29,856)

Balance, December 31, 2007	-	10,000	10,000	(30,373)	(20,373)

Net income	-	-	-	14,245	14,245
Balance, December 31, 2008	$-	10,000,000	$10,000	$(16,128)	$(6,128)

See accompanying notes to the financial statements.

AI DOCUMENT SERVICS, INC.

Statements of Cash Flows

	For the Years Ended December 31,
	2008	2007
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$14,245	$(29,856)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Increase (decrease) in accounts receivable	(16,680)	31,444
Increase decrease in accounts payable and accrued expenses	2,435	(2,358)
Net Cash Used in Operating Activities	-	(770)

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of common shares	-	770

NET CHANGE IN CASH	-	-

CASH AT BEGINNING OF YEAR	-	-
CASH AT END OF YEAR	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

See accompanying notes to the financial statements.

AI DOCUMENT SERVICES, INC.

December 31, 2008 and 2007

Notes to the Financial Statements

NOTE 1 - ORGANIZATION AND OPERATIONS

AI Document Services, Inc. (the “Company”) was formed as a line of business by Actuarial Ideas, Inc. in 1982 and became a separate legal entity, incorporated in the State of Delaware, on March 19, 2007. The Company writes all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president. At the time that it became a separate legal entity, the Company entered into an agreement with Actuarial Ideas, Inc. under which it continued to write and edit all pension and retirement plans for Actuarial Ideas, Inc.’s clients.  On July 1, 2007, the allocation of expenses from Actuarial Ideas ceased, and the Company began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of fees billed by the Company to customers.  The Company also pays its President an annual salary of $30,000 for which he devotes approximately 15% of his time to the Company. Richard Cohen, the Company’s Treasurer, devotes approximately 10% of his time to the Company and receives an annual salary of $6,000 for the Company.

Unaudited Pro Forma Financial Information

The following tables set forth the unaudited pro forma financial statement of operations for the year ended December 31, 2007, which is derived from the historical financial statements and adjusted to give effect, as of the beginning of the year, to the following transactions:

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

2007

		Pro Forma
	As Reported	Adjustments		Pro Forma

Sales	$45,100	$-		$45,100

Cost of sales		(20,016)	(1)
	38,016	18,000	(2)	36,000

Gross profit	7,084			9,100

General and administrative expenses		(14,952)	(1)
	36,940	1,555 9,000	(3) (4)	32,543

Net loss	$(29,856)			$(23,443)

Notes to Unaudited Pro Forma Financial Information

(1)

The reversal of allocated expenses from Actuarial Ideas, Inc. from January 1, 2007 through June 30, 2007.

(2)

The salaries of Mark Cohen, president, of $30,000 per year for six months and Richard Cohen, treasurer, of $6,000 per year for six months.

(3)

The 5% fee on sales of $31,100.

(4)

The monthly fee of $1,500 for the period from January 1, 2007 through June 30, 2007.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period.  Actual results could differ from those estimates.

Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Trade accounts receivable

Trade accounts receivable are recorded at the invoiced amount, net of an allowance for doubtful accounts.  The allowance for doubtful accounts is the Company’s best estimate of the amount of probable credit losses in the Company’s existing accounts receivable. The Company determines the allowance based on historical write-off experience, customer specific facts and economic conditions. Bad debt expense is included in general and administrative expenses, if any.

Outstanding account balances are reviewed individually for collectability. Account balances are charged off against the allowance after all means of collection have been exhausted and the potential for recovery is considered remote. The Company does not have any off-balance-sheet credit exposure to its customers.

Fair Value of Financial Instruments

The Company follows Statement of Financial Accounting Standards No. 107 “Disclosures about Fair Value of Financial Instruments” (“SFAS No. 107”) for its financial instruments.  The fair value of a financial instrument is the amount at which the instrument could be exchanged in a current transaction between willing parties.  The carrying amounts of financial assets and liabilities, such as accounts receivable and accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101 Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenues when it has completed the writing or amending of a pension plan and the amount earned is fully determinable and realizable, and the collectability is reasonably assured.

Income Taxes

Commencing on March 19, 2007, the Company will account for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

Net Income (Loss) Per Common Share

Net income (loss) per common share is computed pursuant to Statement of Financial Accounting Standards No. 128 “Earnings Per Share” (“SFAS No. 128”).   Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during each period assuming that the capital structure in place upon the adoption of the Company’s current articles of incorporation had occurred as of the beginning of the first period presented.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding as of December 31, 2008 or 2007.

Impact of New Accounting Standards

In June 2003, the United States Securities and Exchange Commission (“SEC”) adopted final rules under Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) , as amended by SEC Release No. 33-8934 on June 26, 2008. Commencing with the Company’s Annual Report for the year ending December 31, 2009, the Company is required to include a report of management on the Company’s internal control over financial reporting. The internal control report must include a statement of management’s responsibility for establishing and maintaining adequate internal control over financial reporting for the Company; of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of year end and of the framework used by management to evaluate the effectiveness of the Company’s internal control over financial reporting, which report is also required to be filed as part of the Annual Report on Form 10-K. Furthermore, in the following fiscal year, it is required to file the registered independent accounting firm’s attestation report separately on the Company’s internal control over financial reporting on whether it believes that the Company has maintained, in all material respects, effective internal control over financial reporting.

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

In December 2007, the FASB issued FASB Statement No. 160, Non-controlling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 (“SFAS No. 160”), which causes non-controlling interests in subsidiaries to be included in the equity section of the balance sheet.  SFAS No. 160 applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, except for the presentation and disclosure requirements, which shall be applied retrospectively for all periods presented.    The Company has not determined the effect that the adoption of SFAS No. 160 will have on its consolidated financial statements.

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

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

NOTE 3 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2008, the Company has accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern and are dependent upon its ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

While the Company is attempting to expand operations and produce additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. There are no assurances that it will complete the engagements successfully or that these engagements will be extended or new engagements will be obtained.

NOTE 4 - STOCKHOLDERS’ DEFICIT

The Company was incorporated on March 19, 2007 at which time it issued 9,230,000 common shares of the Company to its founder and president who advised it that it will continue to write all of the pension plans for his clients served by Actuarial Ideas, Inc.  The shares were recorded to reflect the $.001 par value and paid-in capital was recorded as a negative amount ($9,230).  In other words, no net value was assigned to these shares.

In March 2007, 770,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share for an aggregate amount of $770 in cash. Of the total number of shares sold, 100,000 shares were sold to the son of the Company’s president and 10,000 shares were sold to the wife of the Company’s president, both of whom are also directors of the Company.

Stock Option Plan

Pursuant to a March 27, 2007 Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of, consultants, attorneys and advisors to the Company with additional incentives by increasing their ownership interest in the Company.  Directors, officers and other employees of the Company are eligible to participate in the Plan.  Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company.  In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status.  The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

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

NOTE 5 – CONCENTRATION OF CUSTOMER RISK

Substantially all of the Company’s revenues are and will be derived by writing and amending all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president.

NOTE 6 – INCOME TAXES

The Company was a line of business of Actuarial Ideas, Inc., until March 19, 2007 during which time the Company was treated as a part of Actuarial Ideas, Inc. for Federal income tax purposes.

Since March 19, 2007, the Company accounts for income taxes under FASB Statement No. 109, Accounting for Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  At December 31, 2008 the Company had net operating loss carry-forwards of $7,683 that may be offset against future Federal taxable income through 2027. No tax benefit has been reported with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance. The valuation allowance decreased approximately $2,342 due to realization of net operating carry-forwards for the year ended December 31, 2008 and increased approximately $4,478 for the year ended December 31, 2007.

All differences between operating results for financial reporting purposes and operating results for income tax purposes are de minimis.