Form 10-K
period 2010-12-31
AI DOCUMENT SERVICES, INC.
filed 2011-05-06
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2010

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

None

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act

Yes      . No  X .

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes      . No  X .

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities

Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes      . No  X .

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

Large accelerated filer	.	Accelerated filer	.
Non-accelerated filer	. (Do not check if a smaller reporting company)	Smaller reporting company	X .

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes      . No  X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 5, 2011 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of December 31, 2010 was $-0-.

DOCUMENTS INCORPORATED BY REFERENCE

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

Item 1.   BUSINESS

We were formed as a line of business by Actuarial Ideas, Inc., (“Actuarial”) a New York corporation formed in September 1982 and owned 100% by our president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial which has been in the actuarial and pension planning business since 1982. We prepare and draft all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial. In other words, we write and provide the written plan agreement and amendments to entities that are clients of Actuarial. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all the pension and retirement plans for its clients. Actuarial Ideas will continue to provide all actuarial calculations and planning for clients. Prior to being a separate legal entity, we were structured as a line of business of Actuarial Ideas, Inc. which allocated a portion of all of its combined costs to us based on the relationship of our actual revenues to total Actuarial Ideas, Inc. revenues. These costs of sales consisted primarily of salaries, rent, communications and travel costs. Commencing July 1, 2007, these allocations ceased, and we began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs. It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur. We also pay (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us and (ii) Richard Cohen, our treasurer, devotes 10% of his time to us and has received an annual salary from us of $6,000.

We currently perform work for approximately 150 plans that relate to clients of Actuarial whose work has been subcontracted to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401K plans. We estimate that, traditionally, approximately 50% of our revenue relates to drafting new plans, and the remaining 50% relates to editing and amending existing plans. Recessionary economic conditions tend to have a very depressing impact on being engaged to draft new plan documents.

The potential amount of work on editing and amending pension plans had increased because of recently issued laws and regulations. However, the impact of this potential was severely offset by the ongoing downturn in the economy. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation was severely impacted in 2010 because of these uncertainties and conditions.

The Pension Protection Act of 2006 was the most significant overhaul of U.S. pension laws since the Employee Retirement Income Security Act (ERISA) was enacted in 1974 and has resulted in significant amendments to all existing plans. Passed by Congress and signed by President Bush in August 2006, the Pension Protection Act (PPA) rewrites almost all major aspects of pension law, requiring defined benefit and defined contribution plan sponsors to make a number of changes. The bill’s most significant changes include:

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

General Business

We write and amend all of the pension plans for the clients of Actuarial. Our only client is Actuarial, which subcontracts work to us to write or amend pension plans for its clients.  Writing pension plans involves modifying templates to meet the specific needs of clients. We maintain computer files of templates for all major forms of pension plans. Many of these templates are available from commercial sources. We prepare templates covering new tax regulations or other laws affecting pension plans. We modify each of these templates to meet the known or specific needs of clients. The work on each engagement varies from several hours to several days depending on the complexity of the issues and availability of client data.

Actuarial works with clients to define a pension plan which they feel best fits their needs. We write the plan to conform with the structure agreed to by the clients with Actuarial as well as to comply with applicable laws and regulations issued by the Internal Revenue Service. Actuarial’s typical client is a small, privately-held company or professional firm such as accountants and lawyers. In these cases the principal and the principal’s family tend to be the primary beneficiaries. Because of this breakdown, we are more involved with defined benefit plans than competitors that deal with larger or publicly-held companies.

We currently are responsible for working with approximately 150 plans. They are about equally split between defined benefit and defined contribution plans. Actuarial retains ongoing relationships with most clients because plans need ongoing amendments to:

▪

Meet the ongoing business needs of clients, and

▪

Comply with changes in tax and other laws governing pension plans.

A defined contribution plan provides an individual account for each participant. The benefits are based on the amount contributed and are also affected by income, expenses, gains and losses. Some examples of defined contribution plans include 401(K) plans, 403(b) plans, employee stock ownership plans and profit sharing plans.

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

A defined benefit pension plan must be carefully designed. To accomplish this, sophisticated actuarial calculations are required to determine a benefit formula that is consistent with the employer's objectives and budget. In this regard, Actuarial Ideas, Inc. performs all of the actuarial assumptions and calculations as well as gathers the information to perform those assumptions and calculations. Our function is to write or amend the plan so that it conforms with the agreed-upon terms and structure as well as the applicable laws and regulations. In addition, plans for public companies and others that issue financial statements to third parties need to consider the requirements of the impacts of Codification Topic 715, Compensation-Retirement Benefits, as issued by the Financial Accounting Standards Board.

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

Actuarial’s clients tend to be small privately-held companies and professional firms. Most of these companies are interested in maximizing their retirement benefits and income tax benefits and are less concerned about the financial reporting issues. Therefore, we emphasize working on plans that result in the largest possible income tax deductions and provide the greatest amount of future benefits to recipients. Larger entities with a greater range of plan participants and public financial reporting obligations, generally seek plans that result in lower annual costs.

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

Conflicts of Interest

Currently all of our revenue relates to preparing and editing all of the pension plans for the clients of Actuarial, a company controlled by our president. This trend is likely to continue for the immediate future. If the business of Actuarial were to decline or experience problems, our business would be affected in a similar manner. In addition, Actuarial could undertake to provide the services to its clients that we currently provide. If that happened, our business would be seriously and adversely affected.

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

As of May 5, 2011, our President, Mark Cohen, owns 92.3% of our issued and outstanding common shares. Additionally, Mr. Cohen deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities.

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

We cannot provide specific assurances that conflicts of interest will not arise.

We rely upon Actuarial for all our revenue.  Further, Actuarial provides services to us as needed.  Should a conflict arise between us and Actuarial, it is expected that same will be resolved to the benefit of our Company partially due to the fact that our President owns 100% of Actuarial and 92.3% of our common stock, it being felt that in the event of conflict, a resolution in favor of a public entity would benefit its status.

Competition

Competition in our industry is intense and many of our competitors have greater financial and other resources than do we.  Competition comes from a wide variety of consulting and accounting firms. Many of these firms have more employees, finances and other resources and greater name recognition than us.

Actuarial targets small, privately-held companies and professional firms that tend not to be primary targets of the large pension consulting firms. It competes on the basis of providing quality products and personalized services on a timely basis. We also perform our services for what we believe to be very competitive fees. Mr. Cohen generally visits client offices and becomes familiar with their goals and needs. We do not advertise or use a website. Clients are referred to Actuarial Ideas, Inc. by existing clients and accounting and law firms that are familiar with our services.

We believe that being a public entity may provide us (and our President, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial which may result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial.  However, we have not conducted any studies or performed any surveys to determine the likelihood that any such referrals will develop and there can be no assurances that we will be successful in this regard.

No assurances can be given that our competitive strategy will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At May 5, 2011, we had three employees one of which is Mark Cohen, our president and chief financial officer. The second employee is Richard D. Cohen, our treasurer and son of our president.  Additionally, Elizabeth Cohen, our Secretary, devotes approximately 5% of her time to us.

Since July 1, 2007, we have paid (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us and (ii) Richard Cohen, our treasurer, who devotes 10% of his time to us, an annual salary of $6,000.

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

Risks Related to the Business

1.

AI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At December 31, 2010, we have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations and/or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the years ended December 31, 2010 and 2009 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of our founder and president, Mark Cohen, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s operations and business strategy are significantly dependent upon the knowledge and business contacts of Mark Cohen, our president.  All of our business is performed for Actuarial, an actuarial firm controlled by Mr. Cohen.  His personal relationships with clients and referral sources are a critical element of obtaining and maintaining engagements. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Cohen or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Cohen naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Cohen remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

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

4.

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

5.

Demand for our services may decrease for various reasons other than changes in laws and regulations, including a general economic downturn, a decline in a company’s or an industry’s financial condition that could adversely affect our operating results.

We can give no assurance that the demand for our services will continue to grow or that we will compete successfully with our existing competitors, new competitors or Actuarial’s clients’ internal capabilities.  Demand for our services also may change based on the needs and financial conditions of Actuarial’s clients.  When economic downturns affect particular companies or industry groups, companies frequently reduce their budgets for outside consultants, which could reduce the demand for our services and increase price competition. A simplification of regulations or tax policy also could reduce the need for our services.

6.

Actuarial’s clients generally may terminate Actuarial’s services at any time, which could decrease our utilization of available hours.

Actuarial’s clients generally may terminate our engagements at any time. If a client terminates the use of our services with little or no notice, our revenue will decline.

7.

We are subject to malpractice claims arising from our work, which could adversely affect our reputation and business, and we are subject to government inquiries and investigations.

Professional services providers are increasingly subject to claims from their clients. Clients and third parties who are dissatisfied with Actuarial’s services and our services or who claim to suffer damages caused by our services may bring lawsuits against us. We draft and edit pension plan documents. The terms and structures set forth in these documents must comply with all laws and regulations as well as the terms described and agreed to by Actuarial’s clients. If there are errors or items that are unclear in the pension documents, Actuarial’s clients may seek to hold us responsible for the financial consequences of these errors or variances.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.

Defending lawsuits arising out of our services could require substantial amounts of management attention, which could affect management’s focus on operations, adversely affect our financial performance and result in increased costs. In addition to defense costs and liability exposure, malpractice claims may produce negative publicity that could hurt our reputation and business. .

8.

All of our revenue was derived from performing work for Actuarial, a related party.

Currently all of our revenue relates to preparing and editing all of the pension plans for the clients of Actuarial, a company controlled by our president. This trend is likely to continue for the immediate future. If Actuarial’s business were to decline or experience problems, our business would be affected in a similar manner. We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial which may result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial. However, we have not conducted any studies or performed any surveys to determine the likelihood that any such referrals will develop, and there can be no assurances that we will be successful in this regard.

9.

We are subject to the periodic reporting requirements of the Securities Exchange Act of 1934, which requires us to incur accounting and legal fees in connection with the preparation of such reports.  These additional costs could reduce or eliminate our ability to fund our operations and may prevent us from meeting our normal business obligations.

We are subject to periodic reporting requirements of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The future costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.

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

As of May 5, 2011, our President, Mark Cohen, owns 92.3% of our issued and outstanding common shares. Additionally, Mr. Cohen deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities.

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

13.

 The Company’s outside counsel holds a $42,000 Convertible Note which can be converted, at his option, into up to 42,000,000 shares of our common stock.

The Company’s outside counsel holds a $42,000 Convertible Note (“Convertible Note”) which can be converted, at his option, into up to 42,000,000 shares of our common stock. If he elects to convert all or a significant portion of the Convertible Note, he will become our majority stockholder. The conversion would result in significant dilution to existing shareholders and give him control of the Company. His outlook and approach may not be consistent with the interests of other shareholders. We cannot predict the likelihood or timing of such a conversion.

14.

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

15.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA there can be no assurance that:

•

the OTCBB quoting and trading privilege will be recovered;

•

any market for our shares will develop;

•

the prices at which our common stock will trade; or

•

the extent to which investor interest in us will lead to the development of any active, liquid trading market.  Active trading markets generally result in lower price volatility and more efficient execution of buy and sell orders for investors.

Subsequent to the assignment of a trading symbol, the OTCBB quoting and trading privilege were lost for failure to file timely Form 10-K and other required periodic filings. Failure to remain current in our future periodic reports with the SEC would lead to loss of OTCBB quoting privileges if they are recovered following the filing of all currently delinquent filings.

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

16.

Without a public market there is no liquidity for our shares of common stock, and our shareholders may not be able to sell their shares, which may result in a total loss of their investment.

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

17.

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

18.

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

19.

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

20.

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

21.

Our shares may not become eligible to be traded electronically which would result in brokerage firms being unwilling to trade them.

If we become able to have our shares of common stock quoted on the OTCBB, we will then try, through a broker-dealer and its clearing firm, to become eligible with the Depository Trust Company ("DTC") to permit our shares to trade electronically. If an issuer is not “DTC-eligible,” then its shares cannot be electronically transferred between brokerage accounts, which, based on the realities of the marketplace as it exists today (especially the OTCBB), means that shares of a company will not be traded (technically the shares can be traded manually between accounts, but this takes days and is not a realistic option for companies relying on broker dealers for stock transactions - like all companies on the OTCBB. What this boils down to is that while DTC-eligibility is not a requirement to trade on the OTCBB, it is a necessity to process trades on the OTCBB if a company’s stock is going to trade with any volume. There are no assurances that our shares will ever become DTC-eligible or, if they do, how long it will take.

22.

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

23.

Our board of directors has the authority, without stockholder approval, to issue preferred stock with terms that may not be beneficial to common shareholders and with the ability to affect adversely stockholder voting power and perpetuate their control over AI.

Our articles of incorporation allow us to issue shares of preferred stock without any vote or further action by our shareholders. Our board of directors has the authority to fix and determine the relative rights and preferences of preferred stock. Our board of directors also has the authority to issue preferred stock without further stockholder approval, including large blocks of preferred stock. As a result, our board of directors could authorize the issuance of a series of preferred stock that would grant to holders the preferred right to our assets upon liquidation, the right to receive dividend payments before dividends are distributed to the holders of common stock and the right to the redemption of the shares, together with a premium, prior to the redemption of our common stock.

24.

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

25.

We do not expect to pay dividends in the foreseeable future.

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

26.

Because we are not subject to compliance with rules requiring the adoption of certain corporate governance measures, our shareholders have limited protections against interested director transactions, conflicts of interest and similar matters.

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

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as , if and when required.

27.

You may have limited access to information regarding our business because our obligations to file periodic reports with the SEC could be automatically suspended under certain circumstances.

We currently are trying to file all delinquent filings. However, our reporting obligations are automatically suspended by operation of statute under Section 15(d) of the Securities Exchange Act of 1934 if we have less than 300 shareholders or have not filed a registration statement on Form 8A. If this occurs after the year in which our Registration Statement became effective, we may file periodic reports voluntarily with the SEC, but will no longer be obligated to file those periodic reports with the SEC and your access to our business information would then be even more restricted. We are not required to furnish proxy statements to security holders and our directors, officers and principal beneficial owners are not be required to report their beneficial ownership of securities to the SEC pursuant to Section 16 of the Securities Exchange Act of 1934 until we have both 500 or more security holders and greater than $10 million in assets and are required to register our shares under Section 12 of the Exchange Act. This means that your access to information regarding our business will be limited.

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

Item 4.   REMOVED AND RESERVED

Part II

Item 5.   MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock despite the fact that a symbol has been assigned for our securities (AIDC).  We subsequently received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file our Form 10-K and other required filings during the year ended December 31, 2009) was cured, our securities would not be eligible for OTCBB quotation.  The delinquency was not cured by the date required. We are currently in the process of preparing and filing all delinquent periodic filings required under the Securities Exchange Act of 1934, as amended. When and if we are current with all required periodic filings, we will seek a broker-dealer to make the necessary Form 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

There can be no assurance that a liquid market will develop in the foreseeable future. Transfer of our common stock may also be restricted under the securities or blue sky laws of certain states and foreign jurisdictions. Consequently, investors may not be able to liquidate their investments and should be prepared to hold the common stock for an indefinite period of time.

We have never paid any cash dividends on shares of our common stock and do not anticipate that we will pay dividends in the foreseeable future. We intend to apply any earnings to fund the development of our business. The purchase of shares of common stock is inappropriate for investors seeking current or near term income.

As of the close of business on May 5, 2011, there were 28 shareholders of record of our common stock (exclusive of 12 minors whose shares are being held by their respective parents on their behalf) and 10,000,000 shares were issued and outstanding.

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

Item 6   SELECTED FINANCIAL DATA

Balance Sheet Data:	December 31,2010	December 31,2009

Current Assets	$ 13,820	$ 59,942

Current liabilities	$ 111,633	$ 104,803

Shareholders’ deficit	$ (97,813)	$ (44,861)

Income Data:
	2010	2009

Sales	$ 16,850	$ 106,590
Gross profit (loss)	$ (19,150)	$ 70,590
Net (loss)	$ (52,952)	$ (38,733)
Loss per common share basic and diluted	$ (0.01)	$ (0.00)
Weighted-average shares outstanding Basic and diluted	10,000,000	10,000,000

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

These forward-looking statements can generally be identified as such because the context of the statement will include words such as we “believe," “anticipate,” “expect,” “estimate” or words of similar meaning.   Similarly, statements that describe our future plans, objectives or goals are also forward-looking statements. Such forward-looking statements are subject to certain risks and uncertainties which are described in close proximity to such statements and which could cause actual results to differ materially from those anticipated as of the date of this Annual Report on Form 10-K.  Shareholders, potential investors and other readers are urged to consider these factors in evaluating the forward-looking statements and are cautioned not to place undue reliance on such forward-looking statements.   The forward-looking statements included herein are only made as of the date of this Annual Report on Form 10-K, and we undertake no obligation to publicly update such forward-looking statements other than as may be required by applicable law, to reflect subsequent events or circumstances.

Item 7.   MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a line of business by Actuarial Ideas, Inc. (“Actuarial”) in January 2005 and became a separate legal entity on March 19, 2007. We write all of the pension plans for the clients of Actuarial, an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial. under which we continue to write and edit all the pension and retirement plans for its clients and bill Actuarial under a subcontracting relationship. Prior to being a separate legal entity, we were structured as a line of business of Actuarial which allocated a portion of all of its combined costs to us based on the relationship of our revenues to Actuarial’s total revenues. The revenues represented specifically identified revenue for our business line and were not allocations. Actuarial maintained all of its records based on the nature of each type of revenue producing activity. All of the revenue associated with writing pension plans was segregated and specifically identified. Costs of sales consist primarily of salaries, rent, communications and travel costs. Actuarial believes that the allocation was consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1.

Commencing July 1, 2007, cost allocations from Actuarial. ceased, and we began paying a management fee to Actuarial equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We also pay (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us (ii) Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary of $6,000.

For the immediate future, Actuarial will subcontract business to us by advising its clients that the project will be completed more efficiently be engaging us than by engaging any entity other than us to complete a portion of the required tasks. It will provide us the basic information and background. We will use this information to draft or amend pension plans. To date, our only client is Actuarial from which we have earned all of our revenue.  We will be completely dependent on these referrals from Actuarial for our revenue for at least the next 18 to 24 months. When resources permit in the future, we will seek business from other sources in addition to Actuarial.

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, we have an accumulated deficit and a working capital deficiency of $97,813. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

While we are attempting to expand operations and produce additional revenues, our working capital position may not be significant enough to support our daily operations. There are no assurances that we will complete our revenue-producing engagements successfully, or that these revenue-producing engagements will be extended or that new engagements will be obtained.

We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial which may result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial. However, we have not conducted any studies or performed any surveys to determine the likelihood any such referrals will develop and there can be no assurances that we will be successful in any of this regard.

Operations

December 31, 2010 and 2009

A summary of operations is:

	2010	2009
Net sales	$16,850	$106,590

Cost of sales	36,000	36,000

Gross (loss) profit	(19,150)	70,590

General and administrative expenses	33,802	109,323

Loss from operations	(52,952)	(38,733)

Income tax provision	-	-
Net loss	$(52,952)	$(38,733)

We currently perform work for approximately 150 plans that relate to Actuarial’s clients whose work has been subcontracted to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans.

Our revenue and operations were negatively impacted by the ongoing downturn in the economy. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation was severely impacted in 2010 because of these uncertainties and conditions.

Commencing July 1, 2007, we began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.

We also pay Mr. Mark Cohen an annual salary of $30,000 for which he devotes approximately 15% of his time to us and Mr. Richard Cohen an annual salary of $6,000 for which he devotes approximately 10% of his time to us. The salary expenses are included in cost of sales. The management fee and the 5% fee are included in general and administrative fees.

Of the amounts reported in 2010 and 2009:

Cost of sales – consists entirely of the salaries to Mark and Richard Cohen.

General and administrative expenses consist of:

2010

Management fee ($18,000); payroll taxes ($2,754), customer service fee ($2,413), professional fees ($8,680), and other ($1,955).

2009

Management fee ($18,000); payroll taxes ($2,754), customer service fee ($4,477) and professional fees ($84,092). The professional fees consisted principally of $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation (see Liquidity for additional information).

Liquidity

As a corporate policy, we will not incur any obligations that we cannot satisfy with known resources, as are described below and/or elsewhere herein.  We believe that the perception that many people have of a public company make it more likely that they will accept securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our existing shareholders.

Issuing restricted shares of our common stock to independent subcontractors or others who may be in a position to refer business or customers to us would enable us to operate and expand our business more effectively.  Having shares of our common stock may also give such entities a greater feeling of identity with us which may result in more referred business.  Conversely, such issuances of our shares would necessarily dilute the percentage of ownership interest of our existing shareholders.

Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis his resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. AI does not have any credit facilities or other commitments for debt or equity financing. No assurances can be given that advances when needed will be available. We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business or a significant amount of fixed costs. We do no advertising.

We currently are unaware of any required material cash requirements over the next 12 months other than for professional fees.  We believe that we can meet these requirements given the loan commitment from our president provided that revenues over the next 12 months do not decrease over those from the prior 12 months.

In 2009, we incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, is non-interest bearing, and is convertible into shares of our common stock at a price equal to $.001 per share. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

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

By having become a public company we have incurred and will continue to incur additional significant expenses for legal, accounting and related services. By being subject to the reporting requirements of the Securities Exchange Act of 1934, we will incur ongoing expenses associated with professional fees for accounting, legal and a host of other expenses. We estimate that these costs will range up to $50,000 per year for the next few years and will be higher if our business volume and activity increases but lower during the immediate future because our overall business volume may be lower. These obligations will reduce our ability and resources to fund other aspects of our business. We hope to be able to use our status as a public company to increase our ability to use noncash means of settling day-to-day business obligations and compensate any independent contractors who provide professional services to us, although there can be no assurances that we will be successful in any of those efforts. We will reduce the cash compensation levels paid to our president if there is insufficient cash generated from operations to satisfy these costs. If we reduce the cash paid to our president, the unpaid balance, without interest, will be accrued as a liability until paid. We may also seek outside investments or credit facilities to meet levels of obligations that exceed our cash flow.  However, we can provide no assurances that we will be successful in obtaining financing or satisfying all required costs.

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

In March 2007, AI sold 770,000 shares of its common stock at $0.001 per share to 28 individuals (exclusive of 12 minors whose shares are being held by their respective parents on their behalf for $770.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives and/or business associates of management involved in our business.  Although these shareholders have no obligation to provide any services to us, management hopes that these new shareholders, their families and/or business associates may provide us with valuable services such as recommending us to potential clientele and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

Off Balance Sheet Arrangements

We do not have any transactions, arrangements and other relationships with unconsolidated entities that will affect our liquidity or capital resources. We have no special purpose entities that provide off-balance sheet financing, liquidity or market or credit risk support, nor do we engage in swap agreements, or outsourcing of research and development services, that could expose us to liability that is not reflected on the face of our financial statements.

Recently Issued Accounting Pronouncements

See Note 3 of the Notes to Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 3 to the financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

Seasonality

More than 60% of our revenues are generally earned in November and December. During these two months, many companies are considering tax planning strategies including adopting or modifying retirement plans.

Item 7A.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

See Part IV, Item 15 "Exhibits and Financial Statement Schedules" for the Company's Financial Statements and the notes and schedules thereto filed as part of this Annual Report.

Item 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not Applicable.

Item 9A.   CONTROLS AND PROCEDURES

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

•

Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and

•

that our receipts and expenditures are being made only in accordance with authorizations of the Company's management and directors; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

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

Item 9B

 OTHER INFORMATION

None.

PART III

Item 10.   DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Mark Cohen	55	President, CEO, CFO, Principal Accounting Officer and Chairman
Richard C. Cohen	29	Director and Treasurer
Elizabeth A. Cohen	52	Director and Secretary

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

Elizabeth A. Cohen – has been secretary and a director since March 2007. She has been a psychologist in the East Ramapo School District since 1992.  She received a BA from Yeshiva University, an MA from College of New Rochelle and a PhD from Nova Southeastern University. Ms. Cohen is the wife of Mark Cohen and the mother of Richard C. Cohen. Ms. Cohen will devote approximately 5% of her time to us.

The term of office of each director expires at our annual meeting of shareholders or until their successors are duly elected and qualified. No officer or director has any prior history with a blank check company.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but receive compensation for their role as officers. The terms of office of our directors expire on December 31, 2011.

Involvement in Certain Legal Proceedings

Except as described below, during the past five years, no present director, executive officer or person nominated to become a director or an executive officer of AI:

1.

had a petition under the federal bankruptcy laws or any state insolvency law filed by or against, or a receiver, fiscal agent or similar officer appointed by a court for the business or property of such person, or any partnership in which he was a general partner at or within two years before the time of such filing, or any corporation or business association of which he was an executive officer at or within two years before the time of such filing;

2.

was convicted in a criminal proceeding or subject to a pending criminal proceeding (excluding traffic violations and other minor offenses);

3.

was subject to any order, judgment or decree, not subsequently reversed, suspended or vacated, of any court of competent jurisdiction, permanently or temporarily enjoining him from or otherwise limiting his involvement in any of the following activities:

i.

acting as a futures commission merchant, introducing broker, commodity trading advisor commodity pool operator, floor broker, leverage transaction merchant, any other person regulated by the Commodity Futures Trading Commission, or an associated person of any of the foregoing, or as an investment adviser, underwriter, broker or dealer in securities, or as an affiliated person, director or employee of any investment company, bank, savings and loan association or insurance company, or engaging in or continuing any conduct or practice in connection with such activity;

ii.

engaging in any type of business practice; or

iii.

engaging in any activity in connection with the purchase or sale of any security or commodity or in connection with any violation of federal or state securities laws or federal commodities laws; or

4.

was the subject of any order, judgment or decree, not subsequently reversed, suspended or vacated, of an federal or state authority barring, suspending or otherwise limiting for more than 60 days the right of such person to engage in any activity described in paragraph (3) (i), above, or to be associated with persons engaged in any such activity; or

5.

was found by a court of competent jurisdiction (in a civil action), the Securities and Exchange Commission or the Commodity Futures Trading Commission to have violated a federal or state securities or commodities law, and for which the judgment has not been reversed, suspended or vacated.

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

Code of Business Conduct and Ethics

In December 2009 we adopted a Code of Ethics and Business Conduct which is applicable to our future employees and which also includes a Code of Ethics for our CEO and principal financial officers and persons performing similar functions. A code of ethics is a written standard designed to deter wrongdoing and to promote:

•

honest and ethical conduct,

•

full, fair, accurate, timely and understandable disclosure in regulatory filings and public statements,

•

compliance with applicable laws, rules and regulations,

•

the prompt reporting violation of the code, and

•

accountability for adherence to the code.

ITEM 11 - EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2009 and 2008, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	FiscalYear	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark Cohen	2010	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2009	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
Richard C. Cohen	2010	$6,000	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2009	$6,000	-0-	-0-	-0-	-0-	-0-	-0-
Elizabeth A. Cohen	2010	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	2009	-0-	-0-	-0-	-0-	-0-	-0-	-0-

Mark Cohen receives an annual salary from us of $30,000 for which he devotes 15% of his time to us. This obligation to pay our president an annual salary is in addition to our obligation to pay a management fee to Actuarial Ideas.

Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000.

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

There are no outstanding equity awards at December 31, 2010.

Item 12   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 5, 2011, we had 10,000,000 shares of common stock outstanding which are held by 40 beneficial shareholders. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 5, 2011; of all directors and executive officers of AI; and of our directors and officers as a group:

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

The promoters of AI are our3 officers, Mark Cohen, our President, Richard C. Cohen, our Treasurer and Elizabeth A. Cohen, our Secretary.

We write all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all the pension and retirement plans for its clients. Since July 1, 2007, we have paid a management fee of $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  For work performed we pay Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us. Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary from us of $6,000.

At December 31, 2010, Actuarial Ideas, Inc. owed us $6,394 for amounts collected on our behalf but not yet remitted to us.

We incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, non-interest bearing, and is convertible into shares of our common stock at a price per share equal to par value. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

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

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.   PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services that are normally provided by Citrin Cooperman & Company, LLP in connection with statutory and regulatory filings. Fees incurred for the quarterly reviews and the annual audit of the Company’s financial statements included as part of our Form 10-K filing were $6,000 per year for each of the years ended December 31, 2010 and 2009.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2010.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar year ended December 31, 2010.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.   EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statements and Schedules

Financial Statements:

Schedules:

None

Schedules not listed above have been omitted because the information required to be set forth therein is not applicable or is shown in the financial statements and notes thereto.

 REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Monsey, New York

We have audited the accompanying balance sheets of AI Document Services, Inc. (the “Company”) as of December 31, 2010 and 2009, and the related statements of operations, stockholders’ deficit, and cash flows for each of the years in the two-year period ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AI Document Services, Inc. as of December 31, 2010 and 2009, and the results of its operations and its cash flows for each of the years in the two-year period ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained significant losses in 2010 and 2009, and has a working capital deficiency and stockholders’ deficit of $97,813 at December 31, 2010. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

/s/ Citrin Cooperman & Company, LLP

CERTIFIED PUBLIC ACCOUNTANTS

New York, NY

May 5, 2011

AI DOCUMENT SERVICES, INC.

BALANCE SHEETS

DECEMBER 31, 2010 AND 2009

	2010	2009
ASSETS

Current assets:
Accounts receivable from Actuarial Ideas, Inc., a related party, net of allowance for doubtful accounts of $1,900 for 2010 and $400 for 2009	$4,650	$37,350
Deferred tax asset Due from Actuarial Ideas, Inc., a related party	2,776 6,394	4,627 17,965

TOTAL ASSETS	$13,820	$59,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$66,857	$58,176
Convertible note payable	42,000	42,000
Income taxes payable	2,776	4,627
Total current liabilities	111,633	104,803
Commitments and contingencies (Notes 3 and 9) Stockholders’ deficit:
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(107,813)	(54,861)
Total stockholders’ deficit	(97,813)	(44,861)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$13,820	$59,942

See accompanying notes to financial statements.

AI DOCUMENT SERVICES, INC.

STATEMENTS OF OPERATIONS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Sales	$16,850	$106,590

Cost of sales	36,000	36,000

Gross profit (loss)	(19,150)	70,590

General and administrative expenses	33,802	109,323

Loss from operations	(52,952)	(38,733)

Provision for income taxes	-	-
NET LOSS	$(52,952)	$(38,733)

Net loss per common share - basic and diluted	$(0.01)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

See accompanying notes to financial statements.

AI DOCUMENT SERVICES, INC.

STATEMENTS OF STOCKHOLDERS’ DEFICIT

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	Common Stock		Accumulated
	Shares	Amount	Deficit	Total
Balance, January 1, 2009	10,000,000	$10,000	$(16,128)	$(6,128)

Net loss	-	-	(38,733)	(38,733)

Balance, December 31, 2009	10,000,000	10,000	(54,861)	(44,861)

Net loss	-	-	(52,952)	(52,952)

BALANCE, DECEMBER 31, 2010	10,000,000	$10,000	$(107,813)	$(97,813)

See accompanying notes to financial statements.

AI DOCUMENT SERVICES, INC.

STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED DECEMBER 31, 2010 AND 2009

	2010	2009
Cash flows from operating activities:
Net loss	$(52,952)	$(38,733)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Bad debt expense	1,500	-
Changes in operating assets and liabilities:
(Increase) decrease in accounts receivable from Actuarial Ideas, Inc., a related party	31,200	(17,050)
(Increase) decrease in due from Actuarial Ideas, Inc., a related party	11,572	(17,965)
Increase (decrease) in income taxes payable	(1,851)	4,627
(Increase) decrease in deferred tax asset	1,851	(4,627)
Increase in accounts payable and accrued expenses	8,680	73,748
Net cash provided by operating activities	-	-

Cash - beginning	-	-
CASH - ENDING	$-	$-

See accompanying notes to financial statements.

NOTE 1.

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2010, AI Document Services, Inc. (the “Company”) has an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

While the Company is attempting to expand operations and produce additional revenues, the Company’s working capital position may not be significant enough to support the Company’s daily operations. There are no assurances that it will complete its revenue-producing engagements successfully, or that these revenue-producing engagements will be extended or that new engagements will be obtained.

NOTE 2.

ORGANIZATION AND OPERATIONS

The Company was formed as a line of business by Actuarial Ideas, Inc. in 1982 and became a separate legal entity, incorporated in the State of Delaware, on March 19, 2007. The Company writes all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president. At the time that it became a separate legal entity, the Company entered into an agreement with Actuarial Ideas, Inc. under which it continued to write and edit all pension and retirement plans for Actuarial Ideas, Inc.’s clients. On July 1, 2007, the allocation of expenses from Actuarial Ideas Inc. ceased, and the Company began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The Company also pays its president an annual salary of $30,000 for which he devotes approximately 15% of his time to the Company. Richard Cohen, the Company’s treasurer, devotes approximately 10% of his time to the Company and receives an annual salary of $6,000 from the Company.

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”).

Use of Estimates

The preparation of financial statements in conformity with GAAP requires that management make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. The level of uncertainty in estimates and assumptions increases with the length of time until the underlying transactions are completed. Actual results may differ from these estimates in amounts that may be material to the financial statements and accompanying notes.

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Accounts Receivable

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customer was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable.

The following is a summary of changes in the allowance for doubtful accounts:

	2010	2009
Beginning balance at January 1	$400	$400
Provision for doubtful accounts	1,500	-
Write-offs of uncollectable accounts	-	-
Ending balance at December 31	$1,900	$400

Fair Value of Financial Instruments

In January 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update ("ASU") No. 2010-06, Improving Disclosures about Fair Value Measurements. This update amends FASB Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, to require new disclosures for significant transfers in and out of Level 1 and Level 2 fair value measurements, disaggregation regarding classes of assets and liabilities, valuation techniques and inputs used to measure fair value for both recurring and nonrecurring fair value measurements for Level 2 or Level 3. These disclosures are effective for reporting periods beginning after December 15, 2009. Additional new disclosures regarding the purchases, sales, issuances and settlements in the rollforward of activity in Level 3 fair value measurements are effective for fiscal years beginning after December 15, 2010. The Company adopted certain of the relevant disclosure provisions of ASU 2010-06 on January 1, 2010, and will adopt certain other provisions on January 1, 2011.

On January 1, 2009, the Company adopted, prospectively, new accounting guidance found in FASB ASC 820 for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on the Company's financial statements.

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Fair Value of Financial Instruments (Continued)

FASB ASC 820 establishes a framework for measuring fair value. That framework provides a fair value hierarchy that prioritizes the inputs to valuation techniques used to measure fair value. The hierarchy gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1 measurements) and the lowest priority to unobservable inputs (Level 3 measurements). Categorization within the valuation hierarchy is based upon the lowest level of input that is significant to the fair value measurement. Valuation techniques used need to maximize the use of observable inputs and minimize the use of unobservable inputs. Under the new standard, fair value is defined as the exit price, or the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants as of the measurement date.

The three levels of the fair value hierarchy under FASB ASC 820 are described as follows:

Level 1 inputs to the valuation methodology are unadjusted quoted prices for identical assets or liabilities in active markets that the Company have the ability to access.

Level 2 inputs to the valuation methodology include: quoted prices for similar assets or liabilities in active markets; quoted prices for identical assets or liabilities in inactive markets; inputs other than quoted prices that are observable for the asset or liability; and, inputs that are derived principally from or corroborated by observable market data by correlation or other means. If the asset or liability has a specified (contractual) term, the Level 2 input must be observable for substantially the full term of the asset or liability.

Level 3 inputs to the valuation methodology are unobservable and significant to the fair value measurement.

The carrying amounts of the Company’s financial assets and liabilities, such as accounts receivable, accounts payable, accrued expenses and amount due from related party, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2010 and 2009, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2010 and 2009.

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Revenue Recognition

The Company follows the guidance of the United States Securities and Exchange Commission’s Staff Accounting Bulletin (“SAB”) No. 101, Revenue Recognition, as amended by SAB No. 104 for revenue recognition. The Company recognizes revenues when it has completed the writing or amending a clients’ pension plan, the amount earned is fully determinable and realizable, and the collectability is reasonably assured.

Income Taxes

The Company accounts for income taxes under FASB ASC 740, Income Taxes. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

FASB ASC 740 also addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements. Under FASB ASC 740, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FASB ASC 740 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures. The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of FASB ASC 740.

Loss Per Common Share

Loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period. Diluted loss per share is computed by using the “treasury stock method.” Shares issuable under an outstanding convertible note (see Note 5) were not included in the calculation of earnings per share because they would not have been dilutive.

Reclassifications

Certain amounts from prior periods have been reclassified to conform to the current year’s presentation.

NOTE 3.

SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force) (“ASU No. 2010-17”). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The provisions of ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU No. 2010-09”), which is included in the FASB ASC 855 Subsequent Events. ASU No. 2010-09 clarifies that an Securities and Exchange Commission (“SEC”) filer is required to evaluate subsequent events through the date that the financial statements are issued. ASU No. 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

Impact of New Accounting Standards

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 4.

STOCKHOLDERS’ DEFICIT

The Company was incorporated on March 19, 2007, at which time it issued 9,230,000 common shares of the Company to its founder and president who advised it that it will continue to write all of the pension plans for his clients served by Actuarial Ideas, Inc. The shares were recorded to reflect the $.001 par value and paid-in capital was recorded as a negative amount ($9,230). In other words, no net value was assigned to these shares.

In March 2007, 770,000 shares of the Company’s common stock were sold to 39 shareholders at $.001 per share for an aggregate amount of $770 in cash. Of the total number of shares sold, 100,000 shares were sold to the son of the Company’s president and 10,000 shares were sold to the wife of the Company’s president, both of whom are also directors of the Company.

Stock Option Plan

Pursuant to a March 27, 2007, Board of Directors approval and subsequent stockholder approval, the Company adopted its 2007 Non-Statutory Stock Option Plan (the “Plan”) whereby it reserved for issuance up to 1,500,000 shares of its common stock. The purpose of the Plan is to provide directors, officers and employees of consultants, attorneys and advisors to the Company with additional incentives by increasing their ownership interest in the Company. Directors, officers and other employees of the Company are eligible to participate in the Plan. Options in the form of Non-Statutory Stock Options (“NSO”) may also be granted to directors who are not employed by the Company and consultants, attorneys and advisors to the Company providing valuable services to the Company. In addition, individuals who have agreed to become an employee of, director of or an attorney, consultant or advisor to the Company and/or its subsidiaries are eligible for option grants, conditional in each case on actual employment, directorship or attorney, advisor and/or consultant status. The Plan provides for the issuance of NSO’s only, which are not intended to qualify as “incentive stock options” within the meaning of Section 422 of the Internal Revenue Code, as amended.

NOTE 4.

STOCKHOLDERS’ DEFICIT (CONTINUED)

The Board of Directors of the Company or a Compensation Committee (once established) will administer the Plan with the discretion generally to determine the terms of any option grant, including the number of option shares, exercise price, term, vesting schedule and the post-termination exercise period. Notwithstanding this discretion (i) the term of any option may not exceed 10 years and (ii) an option will terminate as follows: (a) if such termination is on account of termination of employment for any reason other than death, without cause, such options shall terminate one year thereafter; (b) if such termination is on account of death, such options shall terminate 15 months thereafter; and (c) if such termination is for cause (as determined by the Board of Directors and/or Compensation Committee), such options shall terminate immediately. Unless otherwise determined by the Board of Directors or Compensation Committee, the exercise price per share of common stock subject to an option shall be equal to no less than 10% of the fair market value of the common stock on the date such option is granted. No NSO shall be assignable or otherwise transferable except by will or the laws of descent and distribution or except as permitted in accordance with SEC Release No. 33-7646 as effective April 7, 1999.

The Plan may be amended, altered, suspended, discontinued or terminated by the Board of Directors without further stockholder approval, unless such approval is required by law or regulation or under the rules of the stock exchange or automated quotation system on which the common stock is then listed or quoted. Thus, stockholder approval will not necessarily be required for amendments which might increase the cost of the Plan or broaden eligibility except that no amendment or alteration to the Plan shall be made without the approval of stockholders which would (a) increase the total number of shares reserved for the purposes of the Plan or decrease the NSO price (except as provided in paragraph 9 of the Plan) or change the classes of persons eligible to participate in the Plan or (b) extend the NSO period or (c) materially increase the benefits accruing to Plan participants or (d) materially modify Plan participation eligibility requirements or (e) extend the expiration date of the Plan. Unless otherwise indicated the Plan will remain in effect for a period of 10 years from the date adopted unless terminated earlier by the board of directors except as to NSOs then outstanding, which shall remain in effect until they have expired or been exercised.

No options have been granted under the Plan.

NOTE 5.

CONVERTIBLE NOTE PAYABLE

The Company incurred $42,000 of legal costs in connection with its decision to become publicly reporting. In December 2009, the Company entered into a convertible note payable with its outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, non-interest bearing, and is convertible into 42,000,000 shares of the Company’s common stock at a price per share equal to the par value of $0.001. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

NOTE 6.

RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenues are and will continue to be derived from Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president.

At December 31, 2010 and 2009, all accounts receivable were due from Actuarial Ideas, Inc. In addition, at December 31, 2010 and 2009, Actuarial Ideas, Inc. owed $6,394 and $17,965, respectively, to the Company.

NOTE 7.

INCOME TAXES

The provision for income taxes for the years ended December 31, 2010 and 2009, consisted of the following:

	2010	2009
Current expense (benefit)	$(1,851)	$4,627
Deferred expense (benefit)	1,851	(4,627)
Provision for income taxes	$-	$-

A reconciliation of the income tax provision (tax benefit) provided at the U.S. statutory federal rate to the provision for (benefit from) income taxes, is as follows:

	2010	2009
Federal income tax benefit at statutory rate 34%	$18,003	$13,169
Increase in valuation allowance	(9,827)	(7,938)
Reduction of tax benefit from progressive tax rates	(8,176)	(5,231)

Provision for income taxes	$-	$-

Deferred tax assets arise from temporary differences caused by the use of the accrual method of reporting for financial statement purposes and the cash method utilized for income tax reporting. The Company provides a valuation allowance to reduce the deferred tax assets to estimated net realizable value. During the years ended December 31, 2010 and 2009, the valuation allowance was increased by $9,827 and $7,938, respectively.

The components of the deferred tax asset are as follows:

	2010	2009
Deferred tax asset	$20,541	$12,565
Valuation allowance	(17,765)	(7,938)

Net deferred tax asset	$2,776	$4,627

NOTE 8.

UNCERTAIN TAX POSITIONS

In accordance with FASB ASC 740, Income Taxes, the Company has applied the "more likely than not" threshold to the recognition and derecognition of tax positions for their 2009 financial statements. Using that guidance, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements as of December 31, 2010.

The Company files income tax returns in the U.S. federal jurisdiction, and in New York State. With few exceptions, the Company is no longer subject to U.S. federal or state income tax examinations by tax authorities for years before 2007.

NOTE 9.

COMMITMENTS AND CONTINGENCIES

The Company follows subtopic FASB ASC 450, Contingencies, of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

The Company recorded a liability of $36,092 for professional services, which is included in the caption "Accounts payable and accrued expenses" at December 31, 2010 and 2009. However, the Company believes that the amount billed was excessive and is exploring its options with respect to this item.

NOTE 10.

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses consisted of the following at December 31, 2010 and 2009:

	2010	2009
Accrued professional fees	$62,569	$54,069
Amount due to transfer agent	4,288	4,107
	$66,857	$58,176