Form 10-Q
period 2010-03-31
AI DOCUMENT SERVICES, INC.
filed 2011-05-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2010

     . TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-143602

AI DOCUMENT SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-8675798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

25 Robert Pitt Drive Monsey, New York	10952

(Address of Principal Executive Offices)	(Zip Code)

845-622-1400
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes      . No  X .

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes      . No  X .

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes      . No  X .

The number of shares of the Registrant’s Common Stock outstanding as of May 17, 2011 was 10,000,000.

AI DOCUMENT SERVICES, INC.

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Condensed Balance Sheets

	March 31,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, from Actuarial Ideas, Inc. a related party,
net of allowance for doubtful accounts of $400 for 2010 and 2009	$3,150	$37,350
Deferred tax asset	4,627	4,627
Due from Actuarial Ideas, Inc., a related party	40,134	17,965

TOTAL ASSETS	$47,911	$59,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,177	$58,176
Convertible note payable	42,000	42,000
Income taxes payable	4,627	4,627
Total current liabilities	104,804	104,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding
Common stock - $0.001 par value; 99,000,000 shares
authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(67,103)	(54,861)
Total stockholders’ deficit	(56,893)	(44,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$47,911	$59,942

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three Months Ended March 31, 2010 and 2009

(Unaudited)

	2010	2009
Sales	$4,550	$15,840

Cost of sales	9,000	9,000

Gross (loss) profit	(4,450)	6,840

General and administrative expenses	7,582	6,871

Loss from operations	(12,032)	(31)

Provision for income tax	-	-
Net loss	$(12,032)	$(31)

Loss per common share Basic and diluted	$(0.00)	$(0.00)

Weighted average common shares outstanding Basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2010 and 2009

 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(12,032)	$(31)

Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilites:
Decrease in accounts receivable from Actuarial
Ideas, Inc. a related party	34,200	17,800
Increase in due from Actuarial Ideas, Inc.	(22,169)	(7,426)
Increase (decrease) in accounts payable and accrued expenses	1	(10,343)
Net cash provided by operating activities	-	-

Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Nature of Operations

AI Document Services, Inc. (the “Company”) was formed as a line of business by Actuarial Ideas, Inc. in 1982 and became a separate legal entity, incorporated in the State of Delaware, on March 19, 2007. The Company writes all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president. At the time that it became a separate legal entity, the Company entered into an agreement with Actuarial Ideas, Inc. under which it continued to write and edit all pension and retirement plans for Actuarial Ideas, Inc.’s clients.  On July 1, 2007, the allocation of expenses from Actuarial Ideas, Inc. ceased, and the Company began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The Company also pays its president an annual salary of $30,000 for which he devotes approximately 15% of his time to the Company. Richard Cohen, the Company’s treasurer, devotes approximately 10% of his time to the Company and receives an annual salary of $6,000 for the Company.

Basis of Presentation

The condensed financial statements have been prepared in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three month period ended March 31, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

Recently Issued Accounting Pronouncements

In April 2010, the FASB issued ASU No. 2010-17, Revenue Recognition — Milestone Method (Topic 605): Milestone Method of Revenue Recognition (A consensus of the FASB Emerging Issues Task Force). ASU No. 2010-17 provides guidance on defining a milestone and determining when it may be appropriate to apply the milestone method of revenue recognition for research or development transactions. The amendments provide guidance on the criteria that should be met for determining whether the milestone method of revenue recognition is appropriate. An entity can recognize consideration that is contingent upon achievement of a milestone in its entirety as revenue in the period in which the milestone was achieved only if the milestone meets all criteria to be considered substantive. The provisions of ASU No. 2010-17 are effective on a prospective basis for milestones achieved in fiscal years, and interim periods within those years, beginning on or after June 15, 2010. Early adoption is permitted. The Company does not expect the adoption of this ASU to have a material impact on its financial statements.

In February 2010, the FASB issued Accounting Standards Update (“ASU”) No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which is included in the FASB Accounting Standards Codification (“ASC”) Topic 855 Subsequent Events.  ASU 2010-09 clarifies that an SEC filer is required to evaluate subsequent events through the date that the financial statements are issued.  ASU 2010-09 is effective upon the issuance of the final update and did not have a significant impact on the Company’s financial statements.

In June 2009, the FASB issued guidance now codified as ASC 105, Generally Accepted Accounting Principles as the single source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with U.S. GAAP, aside from those issued by the SEC.  ASC 105 does not change current U.S. GAAP, but is intended to simplify user access to all authoritative U.S. GAAP by providing all authoritative literature related to a particular topic in one place.  The adoption of ASC 105 did not have a material impact on the Company’s financial statements, but did eliminate all references to pre-codification standards.

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, the Company has an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

While the Company is attempting to expand operations and produce additional revenues, the Company’s working capital position may not be significant enough to support the Company’s daily operations. There are no assurances that it will complete its revenue-producing engagements successfully, or that these revenue-producing engagements will be extended or that new engagements will be obtained.

NOTE 3 – LOSS PER COMMON SHARE

Loss per share is based upon the weighted average number of shares of common stock and common stock equivalents outstanding. Basic loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted loss per share is computed by using the “treasury stock method.” Shares issuable under an outstanding convertible note (see Note 4) were not included in the calculation of earnings per share because they would not have been dilutive.

NOTE 4 – CONVERTIBLE NOTE PAYABLE

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenues are and will continue to be derived from Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president.

At March 31, 2010 and December 31, 2009, all accounts receivable were due from Actuarial Ideas, Inc.  In addition, Actuarial Ideas, Inc. owed $40,134 to the Company at March 31, 2010.

NOTE 6 – COMMITMENTS AND CONTINGENCIES

The Company follows subtopic FASB ASC 450, Contingencies, of the FASB ASC to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

The Company recorded a liability of $36,092 for professional services at December 31, 2009 which was included in the caption “Accounts payable and accrued expenses”. The amount remained unchanged at March 31, 2010. However, the Company believes that the amount billed was excessive and is exploring its options with respect to this item.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were consited of the following:

	March 31,	December 31,
	2010	2009
Accrued professional fees	$54,069	$54,069
Amount due to transfer agent	4,108	4,107
	$58,177	$58,176

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2010 through May 17, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

ITEM 2

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Safe Harbor Statement under the Private Securities Litigation Reform Act of 1995

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words "AI," the "Company," "we," "us" and "our" refer to AI Document Service Inc.

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the fiscal year ended December 31. 2009, previously filed with Securities and Exchanges Commission.

Operations

We were formed as a line of business by Actuarial Ideas, Inc. (“Actuarial”) in January 2005 and became a separate legal entity on March 19, 2007. We write all of the pension plans for the clients of Actuarial, an actuarial and consulting firm controlled by our president, Mark Cohen. At the time that we became a separate legal entity, we entered into an agreement with Actuarial, under which we continue to write and edit all the pension and retirement plans for its clients and bill Actuarial under a subcontracting relationship. Prior to being a separate legal entity, we were structured as a line of business of Actuarial which allocated a portion of all of its combined costs to us based on the relationship of our revenues to Actuarial’s total revenues. The revenues represented specifically identified revenue for our business line and were not allocations. Actuarial maintained all of its records based on the nature of each type of revenue producing activity. All of the revenue associated with writing pension plans was segregated and specifically identified. Costs of sales consist primarily of salaries, rent, communications and travel costs. Actuarial believes that the allocation was consistent with the percentage of time and resources devoted to us during each period and conforms to guidelines described in SAB Topic 1B1.

Commencing July 1, 2007, cost allocations from Actuarial ceased, and we began paying a management fee to Actuarial equivalent to $1,500 per month plus 5% of revenues collected from customers of Actuarial. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We also pay (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us (ii) Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary of $6,000.

For the immediate future, Actuarial will refer business to us by advising its clients that the project will be completed more efficiently by engaging us than by engaging any entity other than us to complete a portion of the required tasks. Actuarialwill provide us the basic information and background. We will use this information to draft or amend pension plans. We will be completely dependent on these referrals from Actuarial for our revenue for at least the next 18 to 24 months. When resources permit in the future, we will seek business from other sources in addition to Actuarial.

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2010, we have an accumulated deficit and a working capital deficiency of $56,893. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Operations

March 31 2010 and 2009

A summary of operations is:

	2010	2009
Net sales	$4,550	$15,840

Cost of sales	9,000	9,000

Gross (loss) profit	(4,450)	6,840

General and administrative expenses	7,582	6,871

Loss from operations	(12,032)	(31)

Income tax provision	-	-
Net loss	$(12,032)	$(31)

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

General and administrative expenses consist of:

2010

Management fee ($4,500); payroll taxes ($689), customer service fee ($1,938), and other ($455).

2009

Management fee ($4,500); payroll taxes ($689), and customer service fee ($1,682).

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

In March 2007, we sold 770,000 shares of our common stock at $0.001 per share to 28 individuals (exclusive of 12 minors whose shares are being held by their respective parents on their behalf for $770.  The sale of such shares was not specifically or solely intended to raise financing since the funds raised were de minimis.  It was principally intended to get relatives and/or business associates of management involved in our business. Although these shareholders have no obligation to provide any services to us, management hopes that these new shareholders, their families and/or business associates may provide us with valuable services such as recommending us to potential clientele and providing us with business advice in any areas of expertise or knowledge that they may have that can be of value and assistance to us.

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

Recently Issued Accounting Pronouncements

See Note 1 of the Notes to Condensed Financial Statements for detailed information regarding the status of recently issued accounting pronouncements.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Annual Report on Form 10K includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 4

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of March 31, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended March 31, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO/CFO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended March 31, 2010.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A – RISK FACTORS

Risks Related to the Business

1.

AI has virtually no financial resources. Our independent registered auditors’ report includes an explanatory paragraph stating that there is substantial doubt about our ability to continue as a going concern.

At March 31, 2010, we have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2009 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of our founder and president, Mark Cohen, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s operations and business strategy are significantly dependent upon the knowledge and business contacts of Mark Cohen, our president.  All of our business is performed for Actuarial Ideas, Inc., an actuarial firm controlled by Mr. Cohen.  His personal relationships with clients and referral sources are a critical element of obtaining and maintaining engagements. He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein.   We will fail without Mr. Cohen or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Cohen naming us as the beneficiary when and if we obtain the resources to do so, and Mr. Cohen remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

We can give no assurance that the demand for our services will continue to grow or that we will compete successfully with our existing competitors, new competitors or our clients’ internal capabilities.  Our clients’ demand for our services also may change based on their own needs and financial conditions.  When economic downturns affect particular clients or industry groups, companies frequently reduce their budgets for outside consultants, which could reduce the demand for our services and increase price competition. A simplification of regulations or tax policy also could reduce the need for our services.

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

8.

All of our revenue was derived from performing work for clients referred to us by Actuarial, a related party.

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

10.

We have only three directors, all of whom are related to each other, which limit our ability to establish effective independent corporate governance procedures and increase the control of our president.

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

As of May 17, 2011, our President, Mark Cohen, owns 92.3% of our issued and outstanding common shares. Additionally, Mr. Cohen deals with numerous other businessmen and professionals from whom he becomes aware of other business opportunities.

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

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our shareholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence as, if and when required.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended March 31, 2010.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – (REMOVED AND RESERVED)

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 – EXHIBITS

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

May 17, 2011