Form 10-Q
period 2010-06-30
AI DOCUMENT SERVICES, INC.
filed 2011-05-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2010

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

AI DOCUMENT SERVICES, INC.

Table of Contents

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Condensed Balance Sheets

	June 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, from Actuarial Ideas, Inc. a related party,
net of allowance for doubtful accounts of $400 for 2010 and 2009	$3,150	$37,350
Deferred tax asset	4,627	4,627
Due from Actuarial Ideas, Inc., a related party	30,221	17,965

TOTAL ASSETS	$37,998	$59,942

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,177	$58,176
Convertible note payable	42,000	42,000
Income taxes payable	4,627	4,627
Total current liabilities	104,804	104,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized;
no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized;
10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(76,806)	(54,861)
Total stockholders’ deficit	(66,806)	(44,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$37,998	$59,942

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2010	2009	2010	2009

Sales	$4,500	$12,100	$9,050	$27,940

Cost of sales	9,000	9,000	18,000	18,000
Gross (loss) profit	(4,500)	3,100	(8,950)	9,940

General and administrative expenses	5,413	5,759	12,995	12,629
Loss from operations	(10,123)	(2,659)	(21,945)	(2,689)
Provision for income tax	-	-	-	-
Net loss	$(9,913)	$(2,659)	$(21,945)	$(2,689)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2010 and 2009

 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(21,945)	$(2,689)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable from Actuarial
Ideas, Inc. a related party	34,200	17,100
Increase in due from Actuarial Ideas, Inc.	(12,256)	(4,067)
Increase (decrease) in accounts payable and accrued expenses	1	(10,344)
Net cash provided by operating activities	-	-
Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income tax	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and six-month periods ended June 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, the Company has an accumulated deficit and a working capital deficiency. These factors raised substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4 – CONVERTIBLE NOTE PAYABLE

The Company incurred $42,000 of legal costs in connection with its decision to become   publicly reporting. In December 2009, the Company entered into a convertible note payable with its outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, non-interest bearing, and is convertible into 42,000,000 shares of the Company’s common stock at a price per share equal to par value of $0.001. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

NOTE 5 – RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenues are and will continue to be derived from Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president.

At June 30, 2010 and December 31, 2009, all accounts receivable were due from Actuarial Ideas, Inc.  In addition, Actuarial Ideas, Inc. owed $30,221 to the Company at June 30, 2010.

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

The Company recorded a liability of $36,092 for professional services at December 31, 2009 which was included in the caption “Accounts payable and accrued expenses”. The amount remained unchanged at June 30, 2010. However, the Company believes that the amount billed was excessive and is exploring its options with respect to this item.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were:

	June 30,	December 31,
	2010	2009
Accrued professional fees	$54,069	$54,069
Amount due to transfer agent	4,108	4,107
	$58,177	$58,176

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2010 through May 17, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2010, we have an accumulated deficit and a working capital deficiency of $66,806. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

While we are attempting to expand operations and produce additional revenues, our working capital position may not be significant enough to support our daily operations. There are no assurances that we will complete our revenue-producing engagements successfully, or that these revenue-producing engagements will be extended or that new engagements will be obtained.

We believe that being a public entity may provide us (and our president, Mark Cohen) benefits in visibility and the way that we are perceived by potential business referral sources and prospective customers. These sources may refer new business to us directly or to Actuarial which also will result in additional revenue for us. Ultimately, the goal of this process will be to develop sources of business beyond Actuarial. However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us and there can be no assurances that we will be successful in any of this regard.

Operations

June 30 2010 and 2009

A summary of operations is:

	Six Months Ended
	June 30,
	2010	2009

Net sales	$9,050	$27,940

Cost of sales	18,000	18,000
Gross (loss) profit	(8,950)	9,940

General and administrative expenses	12,995	12,629
Loss from operations	(21,945)	(2,689)
Income tax provision	-	-
Net loss	$(21,945)	$(2,689)

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

Commencing July 1, 2007, we began paying a management fee to Actuarial equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.

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

General and administrative expenses consist of:

2010

Management fee ($9,000); payroll taxes ($1,377), customer service fee ($2,163), and other ($455).

2009

Management fee ($9,000); payroll taxes ($1,377), and customer service fee ($2,252).

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

Despite the fact our president is willing to consider providing us with a loan or advance to us on a case by case basis his resources are not unlimited. We do not believe that we can rely on the likelihood of any significant advance if we are unable to pay standard operating costs. However, a significant portion of our day-to-day operating costs consist of salaries to our officers and payments to Actuarial Ideas, Inc., a company that is controlled by our President. In the event of a severe cash shortage, our officers and Actuarial Ideas, Inc. would defer cash payments due to them in order to permit us to continue operations.  AI does not have any credit facilities or other commitments for debt or equity financing.  No assurances can be given that advances when needed will be available.  We do not believe that we need funding to undertake our operations at our current level because we do not have a capital intensive business or a significant amount of fixed costs.  We do no advertising.We currently are unaware of any required material cash requirements over the next 12 months other than for professional fees.  We believe that we can meet these requirements given the loan commitment from our president provided that revenues over the next 12 months do not decrease over those from the prior 12 months.

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

ITEM 4

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of June 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended June 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended June 30, 2010.

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

At June 30, 2010, we have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2009 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

Professional services providers are increasingly subject to claims from their clients. Clients and third parties who are dissatisfied with our services or who claim to suffer damages caused by our services may bring lawsuits against us. We draft and edit pension plan documents. The terms and structures set forth in these documents must comply with all laws and regulations as well as the terms described and agreed to by Actuarial‘s clients. If there are errors or items that are unclear in the pension documents, Actuarial’s clients may seek to hold us responsible for the financial consequences of these errors or variances.  The risks from such variances could be aggravated in an environment of declining pension fund asset values. In most cases, our exposure to liability on a particular engagement is substantially greater than the profit opportunity that the engagement generates for us.

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

We are subject file periodic reporting requirements of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The future costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.

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

The Company’s outside counsel holds a $42,000 Convertible Note (“Convertible Note”) which can be converted, at his option, into up to 42,000,000 shares of our common stock. If he elects to convert all or a significant portion of the Convertible Note, he will become our majority stockholder. The conversion would result in significant dilution to existing shareholders and give him control of the Company. His outlook and approach may not be consistent with the interests of other shareholders. We cannot predict the likelihood or timing of such a conversion

14.

Our articles of incorporation provide for indemnification of officers and directors at our expense and limit their liability which may result in a major cost to us and hurt the interests of our shareholders because corporate resources may be expended for the benefit of officers and/or directors.

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

None for the period ended June 30, 2010.

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