Form 10-Q
period 2010-09-30
AI DOCUMENT SERVICES, INC.
filed 2011-05-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2010

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

AI DOCUMENT SERVICES, INC.

Table of Contents

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Condensed Balance Sheets

	September 30,	December 31,
	2010	2009
	(unaudited)
ASSETS
CURRENT ASSETS
Accounts receivable, from Actuarial Ideas, Inc. a related party,
net of allowance for doubtful accounts of $400 for 2010 and 2009	$3,350	$37,350
Deferred tax asset	4,627	4,627
Due from Actuarial Ideas, Inc., a related party	19,062	17,965

TOTAL ASSETS	$27,039	$59,942
LIABILITIES AND STOCKHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,1777	$58,176
Convertible note payable	42,000	42,000
Income taxes payable	4,627	4,627
Total current liabilities	104,804	104,803

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS’ DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares
authorized; no shares issued or outstanding
Common stock - $0.001 par value; 99,000,000 shares
authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(87,395)	(54,861)
Total stockholders’ deficit	(77,765)	(44,861)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$27,039	$59,942

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

 (Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2010	2009	2010	2009

Sales	$3,400	$5,800	$12,450	$33,740

Cost of sales	9,000	9,000	27,000	27,000
Gross (loss) profit	(5,600)	(3,200)	(14,550)	6,740

General and administrative expenses	5,359	5,574	18,354	18,203
Loss from operations	(10,959)	(8,774)	(32,904)	(11,463)
Provision for income tax	-	-	-	-
Net loss	$(10,959)	$(8,774)	$(32,904)	$(11,463)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Weighted-average common shares outstanding
Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2010 and 2009

 (Unaudited)

	2010	2009
Cash flows from operating activities:
Net loss	$(32,904)	$(11,463)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable from Actuarial
Ideas, Inc. a related party	34,000	19,000

Increase in due from Actuarial Ideas, Inc.	(1,097)	-
Increase (decrease) in accounts payable and accrued expenses	1	(7,537)
Net cash provided by operating activities	-	-

Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income tax	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month periods ended September 30, 2010 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2010 or for any future period.

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

NOTE 2 - GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, the Company has an accumulated deficit and a working capital deficiency. These factors raised substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At September 30, 2010 and December 31, 2009, all accounts receivable were due from Actuarial Ideas, Inc. In addition, Actuarial Ideas, Inc. owed $19,062 to the Company at September 30, 2010.

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

The Company recorded a liability of $36,092 for professional services at December 31, 2009 which was included in the caption “Accounts payable and accrued expenses”. The amount remained unchanged at September 30, 2010. However, the Company believes that the amount billed was excessive and is exploring its options with respect to this item.

NOTE 7 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses were consisted of the following:

	September 30,	December 31,
	2010	2009
Accrued professional fees	$54,069	$54,069
Amount due to transfer agent	4,108	4,107
	$58,177	$58,176

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2010 through May 17, 2011, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2010, we have an accumulated deficit and a working capital deficiency of $77,765. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should we be unable to continue in existence.

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

Operations

September 30 2010 and 2009

A summary of operations is:

	Nine Months Ended
	September 30,
	2010	2009

Net sales	$12,450	$33,740

Cost of sales	27,000	27,000
Gross (loss) profit	(14,550)	6,740

General and administrative expenses	18,354	18,203
Loss from operations	(32,904)	(11,463)
Income tax provision	-	-
Net loss	$(32,904)	$(11,463)

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

Commencing July 1, 2007, we began paying a management fee to Actuarial. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial.  The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.

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

General and administrative expenses consist of:

2010

Management fee ($13,500); payroll taxes ($2,066), customer service fee ($2,333),  and other ($455).

2009

Management fee ($13,500); payroll taxes ($2,066), and customer service fee ($2,637).

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

There are no current plans to seek private investment.  We do not have any current plans to raise funds through the sale of securities.  We hope to be able to use our status as a public company to enable us to use noncash means of settling obligations and compensate persons and/or firms providing services or products to us  We believe that issuing shares of our common stock to such persons instead of paying cash to them may enable us to obtain and perform more and larger engagements because performance of those engagements will not require larger amounts of cash expenditures to the extent that shares are used to satisfy obligations. Our belief is based on personal observations and is not supported by any formal studies or polls. Having shares of our common stock may give persons a greater feeling of identity with us and our president, Mark Cohen, which may result in referrals to us directly by other actuarial firms or to Actuarial. which also will result in additional revenue for us.  However, we have not done any studies or performed any surveys to determine the likelihood that these shareholders will actually make referrals to us, and, there can be no assurances that we will do so or will be successful in any of these efforts.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  There are no critical policies or decisions that rely on judgments that are based on assumptions about matters that are highly uncertain at the time the estimate is made.  Note 2 to the financial statements included in the Company’s Annual Report on Form 10K include a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

ITEM 4

CONTROLS AND PROCEDURES

An evaluation was carried out under the supervision and with the participation of the Company's management, including the Chief Executive Officer ("CEO") and Chief Financial Officer ("CFO") (in this case the same person), of the effectiveness of the Company's disclosure controls and procedures as of September 30, 2010. Based on that evaluation, the CEO/CFO has concluded that the Company's disclosure controls and procedures are effective to provide reasonable assurance that: (i) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the Company's management, including the CEO/CFO, as appropriate to allow timely decisions regarding required disclosure by the Company; and (ii) information required to be disclosed by the Company in reports that it files or submits under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. There has been no change in the Company’s internal control  over financial reporting during the quarter ended September 30, 2010 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended September 30, 2010.

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

At September 30, 2010, we have an accumulated deficit and a working capital deficiency. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2009 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

8.

All of our revenue was derived from performing work for clients referred to us by Actuarial., a related party.

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

We are subject to the file periodic reporting requirements of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The future costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.

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

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithsta nding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA there can be no assurance that:

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

None for the period ended September 30, 2010.

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