Form 10-Q
period 2011-03-31
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2011

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

The number of shares of the Registrant’s Common Stock outstanding as of April 17, 2013 was 10,000,000.

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	March31, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $1,900 for 2011 and 2010	$3,850	$4,650
Related party receivable	4,998	6,394
Total current assets	8,848	11,044
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$11,624	$13,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,067	$66,857
Convertible note payable	42,000	42,000
Income taxes payable	2,776	2,776
Total current liabilities	111,843	111,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding		-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(110,219)	(107,813)
Total stockholders’ deficit	(100,219)	(97,813)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$11,624	$13,820

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
Sales	$12,650	$4,550

Cost of sales	9,000	9,000

Gross profit (loss)	3,650	(4,450)

General and administrative expenses	6,056	7,792

(Loss) from operations	(2,406)	(12,242)

Income tax provision	-	-
Net (loss)	$(2,406)	$(12,242)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(2,406)	$(12,242)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee	-	-
Change in accounts receivable	800	34,200
Increase (decrease) in due from Actuarial Ideas, Inc., a related party	1,396	(22,169)
Increase (decrease) in accounts payable and accrued expenses	210	211
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 – NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Nature of Operations

AI Document Services, Inc. (the “Company”) was formed as a line of business by Actuarial Ideas, Inc. in 1982 and became a separate legal entity, incorporated in the State of Delaware, on March 19, 2007. The Company writes all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s president. At the time that it became a separate legal entity and filed a Registration Statement to become publicly-traded, the Company entered into an agreement with Actuarial Ideas, Inc. under which it continued to write and edit all pension and retirement plans for Actuarial Ideas, Inc.’s clients.

Basis of Presentation

The condensed financial statements have been prepared in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended March 31, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

Basic and Diluted Loss Per Common Share

Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period after giving retroactive effect to the reverse and forward splits.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially outstanding shares of common stock during each period after giving retroactive effect to the reverse and forward splits. Shares issuable under the convertible note were not included in the calculation of earnings per share because they would not have been dilutive.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2011, the Company had an accumulated deficit of $110,219, a working capital deficiency of $102,995 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

While the Company, together with Actuarial Ideas, Inc., is attempting to increase the number of its engagements to write or amend pension plans in order produce additional revenues, the Company’s cash position may not be significant enough to support the Company’s daily operations. There are no assurances that current engagements will be extended or new engagements will be obtained.

NOTE 3 – RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenues are and will continue to be derived by writing and amending all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s President.

At March 31, 2011, Actuarial Ideas, Inc. owed $4,998 to the Company for amounts collected on behalf of the Company but not yet remitted to it.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2011 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2010, previously filed with the Securities and Exchange Commission.

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

Commencing July 1, 2007, cost allocations from Actuarial Ideas, Inc. ceased, and we began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs.  It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur.  We also pay (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us (ii) Richard Cohen, our treasurer, devotes 10% of his time to us and receives an annual salary of $6,000.

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

Operations

March 31 2011 and 2010

A summary of operations is:

	2011	2010
Sales	$12,650	$4,550

Cost of sales	9,000	9,000

Gross profit (loss)	3,650	(4,450)

General and administrative expenses	6,056	7,792

(Loss) from operations	(2,406)	(12,242)

Income tax provision	-	-
Net (loss)	$(2,406)	$(12,242)

We currently perform work for approximately 150 plans that relate to Actuarial Idea’s clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans.

Our revenue and operations were severely hurt by the ongoing downturn in the economy. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation was severely impacted in 2010 because of these uncertainties and conditions.

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

Of the amounts reported in 2011 and 2010:

Cost of sales – consists entirely of the salaries to Mark and Richard Cohen.

General and administrative expenses consist of:

2011

Management fee ($4,500); payroll taxes ($669), interest ($210), and customer service fee ($678).

2010

Management fee ($4,500); payroll taxes ($689), customer service fee ($1,938), interest ($210), and other ($455).

Liquidity

As a corporate policy, we will not incur any additional material cash obligations that we cannot satisfy with known resources, as are described below and/or elsewhere herein.  We believe that the perception that many people have of a public company make it more likely that they will accept securities from a public company as consideration for indebtedness to them than they would from a private company.  We have not performed any studies of this matter.  Our conclusion is based on our own observations.  However, there can be no assurances that we will be successful in any of those efforts.  Additionally, issuance of shares would necessarily dilute the percentage of ownership interest of our stockholders.

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

We incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to par value. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

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

As of March 31, 2011, our management conducted an assessment of the effectiveness of the Company's internal control over financial reporting.  In making this assessment, management followed an approach based on the framework set forth in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (known as “COSO”).  Based on this assessment, management determined that the Company's internal control over financial reporting as of March 31, 2011 was effective.

During the quarter ended March 31, 2011, there were no changes in the Company's internal control over financial reporting that have materially affected, or are reasonably likely to materially affect, its internal control over financial reporting.

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

This quarterly report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this quarterly report.

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2011.

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

At March 31, 2011, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

10.

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

11.

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

12.

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

13.

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

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for failure to file timely required periodic filings), there can be no assurance that:

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

Also, failure to remain current in our future periodic reports with the SEC would lead to loss of OTCBB quoting privileges if they are recovered following the filing of all currently delinquent filings.

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

Rule 3a51-1 of the Securities Exchange Act of 1934 establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to a limited number of exceptions. It is likely that our shares will be considered to be penny stocks for the immediately foreseeable future. This classification severely and adversely affects the market liquidity for our common stock.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended March 31, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

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

April 17, 2013