Form 10-Q
period 2011-06-30
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2011

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

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	June 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2011 and $1,900 for 2010	$950	$4,650
Related party receivable	448	6,394
Total current assets	1,398	11,044
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$4,174	$13,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,277	$66,857
Convertible note payable	42,000	42,000
Income taxes payable	2,776	2,776
Total current liabilities	112,053	111,633

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(117,879)	(107,813)
Total stockholders’ deficit	(107,879)	(97,813)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,174	$13,820

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2011 and 2010

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010

Sales	$7,725	$4,500	$20,375	$9,050

Cost of sales	9,000	9,000	18,000	18,000

Gross profit (loss)	(1,275)	(4,500)	2,375	(8,950)

General and administrative expenses	6,385	5,623	12,441	13,415
Net (loss)	$(7,660)	$(10,123)	$(10,066)	$(22,365)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2011 and 2010

(Unaudited)

	2011	2010
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(10,066)	$(22,365)
Bad debt expense	500
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee
Change in accounts receivable	3,200	34,200
Change in due from Actuarial Ideas, Inc., a related party	5,946	(12,256)
Increase (decrease) in accounts payable and accrued expenses	420	421
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and six-month periods ended June 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has not generated revenues from its planned principal operations and is considered a development stage company as defined by Section 915-10-20 of the FASB Accounting Standards Codification. It cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2011, the Company had an accumulated deficit of $117,879, a working capital deficiency of $110,655 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At June 30, 2011, Actuarial Ideas, Inc. owed $448 to the Company for amounts collected on behalf of the Company but not yet remitted to it.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2011 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

ITEM 2  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note Regarding Forward-Looking Statements

Except for the historical information contained herein, the matters addressed in this Item 2 constitute "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such forward-looking statements are subject to a variety of risks and uncertainties, including those discussed below under the heading "Risk Factors" and elsewhere in this Quarterly Report on Form 10-Q, that could cause actual results to differ materially from those anticipated by the Company's management. The Private Securities Litigation Reform Act of 1995 (the "Act") provides certain "safe harbor" provisions for forward-looking statements. All forward-looking statements made in this Quarterly Report on Form 10-Q are made pursuant to the Act. The Company undertakes no obligation to publicly release the results of any revisions to its forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unexpected events.  The Company cautions readers that important factors may affect the Company’s actual results and could cause such results to differ materially from forward-looking statements made by or on behalf of the Company.  These factors include the Company’s lack of historically profitable operations, dependence on key personnel, the success of the Company’s business, ability to manage anticipated growth and other factors identified in the Company's filings with the Securities and Exchange Commission, press releases and/or other public communications. Unless the context otherwise requires, the words "AI," the "Company," "we," "us" and "our" refer to AI Document Services, Inc.

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2010 filed with the Securities and Exchange Commission.

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

Operations

June 30 2011 and 2010

A summary of operations is:

	Six Months Ended
	June 30,
	2011	2010

Sales	$20,375	$9,050

Cost of sales	18,000	18,000

Gross profit (loss)	2,375	(8,950)

General and administrative expenses	12,441	13,415
Net (loss)	$(10,066)	$(22,365)

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

General and administrative expenses consist principally of:

2011

Management fee ($9,000); payroll taxes ($1,337), interest ($420) and customer service fee ($1,184).

2010

Management fee ($9,000); payroll taxes ($1,377), customer service fee ($2,163), interest ($420), and other ($455).

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

ITEM 4  CONTROLS AND PROCEDURES

Disclosure controls and procedures are controls and other procedures that are designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports filed or submitted by the Company under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurances that information required to be disclosed by the Company in its periodic reports that are filed under the Exchange Act is accumulated and communicated to our Principal Executive Officer, as appropriate to allow timely decisions regarding required disclosure.

Evaluation of disclosure controls and procedures.

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are designed to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner.

Changes in internal controls over financial reporting.

There were no changes in the Company's internal controls over financial reporting or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended June 30, 2011.

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

At June 30, 2011, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended June 30, 2011.

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