Form 10-Q
period 2011-09-30
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2011

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

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	September 30, 2011	December 31, 2010
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2011 and $1,900 for 2010	$1,750	$4,650
Related party receivable	-	6,394
Total current assets	1,750	11,044
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$4,526	$13,820
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,487	$66,857
Convertible note payable	42,000	42,000
Related party payable	11,346	-
Income taxes payable	2,776	2,776
Total current liabilities	123,609	111,633

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(129,083)	(107,813)
Total stockholders’ deficit	(119,083)	(97,813)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$4,526	$13,820

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2011	2010	2011	2010

Sales	$-	$3,400	$23,675	$12,450

Cost of sales	9,000	9,000	27,000	27,000
Gross (loss)	(5,700)	(5,600)	(3,325)	(14,550)
General and administrative expenses	5,504	5,359	17,945	18,354
Loss from operations	(11,204)	(10,959)	(21,270)	(32,904)
Provision for income tax	-	-	-	-
Net loss	$(11,204)	$(10,959)	$(21,270)	$(32,904)

Loss per common share
Basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted-average common shares outstanding
Basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2011 and 2010

 (Unaudited)

	2011	2010
Cash flows from operating activities:
Net loss	$(21,270)	$(32,904)
Bad debt expense	500	-
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Decrease in accounts receivable	2,400	34,000
Change in amount due to/from related party	17,740	(1,097)
Increase (decrease) in accounts payable and accrued expenses	630	1
Net cash provided by operating activities	-	-

Cash - beginning of period	-	-
Cash - end of period	$-	$-

Supplemental disclosures of cash flow information
Cash paid for:
Interest	$-	$-
Income tax	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month periods ended September 30, 2011 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2011 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2010.

The Company has not generated significant revenues from its principal operations but cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2011, the Company had an accumulated deficit of $129,083, a working capital deficiency of $121,859 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At September 30, 2011, Actuarial Ideas, Inc. was owed $11,346 for expenses paid for the Company.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2011 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

September 30 2011 and 2010

A summary of operations is:

	Nine Months Ended
	September 30,
	2011	2010

Net sales	$23,675	$12,450

Cost of sales	27,000	27,000
Gross (loss)	(3,325)	(14,550)

General and administrative expenses	17,945	18,354
Loss from operations	(21,270)	(32,904)
Income tax provision	-	-
Net loss	$(21,270)	$(32,904)

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

General and administrative expenses consist principally of:

2011

Management fee ($13,500), payroll taxes ($2,006), interest (630) and customer service fee ($1,309).

2010

Management fee ($13,500), payroll taxes ($2,066), customer service fee ($2,333), and other ($455).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended September 30, 2011.

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

At September 30, 2011,  we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended September 30, 2011.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

None.

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