Form 10-Q
period 2012-03-31
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2012

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

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	March 31, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012 and 2011	$650	$250
Related party receivable	-	-
Total current assets	650	250
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$3,426	$3,026
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,092	$64,882
Convertible note payable	42,000	42,000
Related party payable	33,869	22,474
Income taxes payable	2,776	2,776
Total current liabilities	143,737	132,132

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(150,311)	(139,106)
Total stockholders’ deficit	(140,311)	(120,106)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,426	$3,026

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three Months Ended March 31, 2012 and 2011

(Unaudited)

	2012	2011
Sales	$3,320	$12,650

Cost of sales	9,000	9,000

Gross profit (loss)	(5,680)	3,650

General and administrative expenses	5,525	6,056

(Loss) from operations	(11,205)	(2,406)

Income tax provision	-	-
Net (loss)	$(11,205)	$(2,406)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2012 and 2011

 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(11,205)	$(2,406)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee	-	-
Change in accounts receivable	(400)	800
Increase (decrease) in due from Actuarial Ideas, Inc., a related party	11,395	1,396
Increase (decrease) in accounts payable and accrued expenses	210	210
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended March 31, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2011.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2012, the Company had an accumulated deficit of $150,311, a working capital deficiency of $143,087 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At March 31, 2012, Actuarial Ideas, Inc. was owed $33,869 for expenses paid for the Company.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2012 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2011 filed with the Securities and Exchange Commission.

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

Operations

March 31 2012 and 2011

A summary of operations is:

	2012	2011
Sales	$3,320	$12,650

Cost of sales	9,000	9,000

Gross profit (loss)	(5,680)	3,650

General and administrative expenses	5,525	6,056

(Loss) from operations	(11,205)	(2,406)

Income tax provision	-	-
Net (loss)	$(11,205)	$(2,406)

We currently perform work for approximately 150 plans that relate to Actuarial Idea’s clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans.

Our revenue and operations were severely hurt by the ongoing downturn in the economy and uncertainties confronting our clients about changes in regulations and tax rates. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation has been severely impacted because of these uncertainties and conditions.

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

Of the amounts reported in 2012 and 2011:

Cost of sales – consists entirely of the salaries to Mark and Richard Cohen.

General and administrative expenses principally consist of:

2012

Management fee ($4,500); payroll taxes ($669), customer service fee ($146), and interest ($210).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2012.

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

At March 31, 2012, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2010 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended March 31, 2012.

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