Form 10-Q
period 2012-06-30
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2012

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

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	June 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012 and 2011	$1,210	$250
Related party receivable	-	-
Total current assets	1,210	250
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$3,986	$3,026
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$65,302	$64,882
Convertible note payable	42,000	42,000
Related party payable	42,078	22,474
Income taxes payable	2,776	2,776
Total current liabilities	152,156	132,132

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Accumulated deficit	(158,170)	(139,106)
Total stockholders’ deficit	(148,170)	(120,106)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,986	$3,026

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2012	2011	2012	2011

Sales	$7,220	$7,725	$10,540	$20,375

Cost of sales	9,000	9,000	18,000	18,000

Gross profit (loss)	(1,780)	(1,275)	(7,460)	2,375

General and administrative expenses	6,080	6,385	11,604	12,441
Net (loss)	$(7,860)	$(7,660)	$(19,064)	$(10,066)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2012 and 2011

 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(19,064)	$(10,066)
Bad debt expense	-	500
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee	-	-
Change in accounts receivable	(960)	3,200
Change in due from Actuarial Ideas, Inc., a related party	19,604	5,946
Increase in accounts payable and accrued expenses	420	420
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

The accompanying notes are an integral part of these financial statements

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and six-month periods ended June 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012 or for any future period.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2012, the Company had an accumulated deficit of $158,170, a working capital deficiency of $150,946 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

 At June 30, 2012, Actuarial Ideas, Inc. was owed $42,078 for expenses paid for the Company.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2012 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

June 30 2012 and 2011

A summary of operations is:

	Six Months Ended
	June 30,
	2012	2011

Sales	$10,540	$20,375

Cost of sales	18,000	18,000

Gross profit (loss)	(7,460)	2,375

General and administrative expenses	11,604	12,441
Net (loss)	$(19,064)	$(10,066)

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

General and administrative expenses consist principally of:

2012

Management fee ($9,000); payroll taxes ($1,337), customer service fee ($479), and interest ($420).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended June 30, 2012.

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

At June 30, 2012, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2011 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended June 30, 2012.

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