Form 10-Q
period 2012-09-30
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2012

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

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	September 30, 2012	December 31, 2011
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012 and 2011	$650	$250
Related party receivable	-	-
Total current assets	650	250
DEFERRED TAX ASSETS	2,776	2,776

TOTAL ASSETS	$3,426	$3,026
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,042	$64,882
Convertible note payable	42,000	42,000
Related party payable	48,642	22,474
Income taxes payable	2,776	2,776
Total current liabilities	146,460	132,132

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	12,500	-
Accumulated deficit	(165,534)	(139,106)
Total stockholders’ deficit	(143,034)	(120,106)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$3,426	$3,026

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three and Nine Months Ended September 30, 2012 and 2011

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2012	2011	2012	2011

Sales	$7,450	$3,300	$17,990	$23,675

Cost of sales	9,000	9,000	27,000	27,000

Gross profit (loss)	(1,550)	(5,700)	(9,010)	(3,325)

General and administrative expenses	5,814	5,504	17,418	17,945
Net (loss)	$(7,364)	$(11,204)	$(26,428)	$(21,270)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Nine Months Ended September 30, 2012 and 2011

 (Unaudited)

	2012	2011
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(26,428)	$(21,270)
Bad debt expense	-	500
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts receivable	(400)	2,400
Change in due from/to Actuarial Ideas, Inc., a related party	26,168	17,740
Increase in accounts payable and accrued expenses	(11,840)	630
Net Cash Used in Operating Activities	(12,500)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution	12,500	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month periods ended September 30, 2012 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2012 or for any future period.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2012, the Company had an accumulated deficit of $165,534, a working capital deficiency of $145,810 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

 At September 30, 2012, Actuarial Ideas, Inc. was owed $48,542 for expenses paid for the Company.

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

NOTE 4 – CAPITAL CONTRIBUTION

In September 2012, the Company received a cash contribution of capital from business associates of its President in the amount of $12,500 which was used to pay accrued obligations.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2012 through April 17, 2013, the date these financial statements were issued.  The Management of the Company determined that there were no reportable subsequent events to be disclosed other than items included in the footnotes of these financial statements.

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

Operations

September 30 2012 and 2011

A summary of operations is:

	Nine Months Ended
	September 30,
	2012	2011

Sales	$17,990	$23,675

Cost of sales	27,000	27,000

Gross profit (loss)	(9,010)	(3,325)

General and administrative expenses	17,418	17,945
Net (loss)	$(26,428)	$(21,270)

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

General and administrative expenses consist principally of:

2012

Management fee ($13,000); payroll taxes ($2,006), customer service fee ($884), and interest ($660).

2011

Management fee ($13,500), payroll taxes ($2,006), interest (630) and customer service fee ($1,309).

Liquidity

In September 2012, we received an unsolicited cash contribution of capital from business associates of our President in the amount of $12,500 which was used to pay accrued obligations.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three month period ended September 30, 2012.

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

At September 30, 2012, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2011 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended September 30, 2012.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 – MINE SAFETY DISCLOSURES

N/A

ITEM 5 – OTHER INFORMATION

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