Form 10-K
period 2012-12-31
AI DOCUMENT SERVICES, INC.
filed 2013-04-18
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X  . ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2012

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 17, 2013 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of February __, 2013 was $-0-.

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

Item 1.

BUSINESS

We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned by our president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial Ideas, Inc. which has been in the actuarial and pension planning business since 1982. We prepare and draft all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial Ideas, Inc. In other words, we write and provide the written plan agreement and amendments to clients. At the time that we became a separate legal entity, we entered into an agreement with Actuarial Ideas, Inc. under which we will continue to write and edit all the pension and retirement plans for its clients. Actuarial Ideas will continue to provide all actuarial calculations and planning for clients. Prior to being a separate legal entity, we were structured as a line of business of Actuarial Ideas, Inc. which allocated a portion of all of its combined costs to us based on the relationship of our actual revenues to total Actuarial Ideas, Inc. revenues. These costs of sales consisted primarily of salaries, rent, communications and travel costs. Commencing July 1, 2007, these allocations ceased, and we began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The management fee covers the costs of rent, administrative and computerized recordkeeping costs, communications and other office costs. It does not include the salaries that we agreed to pay, professional fees and any separate marketing costs that we elect to incur. We also pay (i) Mr. Cohen an annual salary of $30,000 for which he devotes 15% of his time to us and (ii) Richard Cohen, our treasurer, devotes 10% of his time to us and has received an annual salary from us of $6,000.

We cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

We currently perform work for approximately 150 plans that relate to Actuarial Ideas’ clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401K plans. We estimate that, traditionally, approximately 50% of our revenue relates to drafting new plans, and the remaining 50% relates to editing and amending existing plans. Recessionary economic conditions tend to have a very depressing impact on being engaged to draft new plan documents.

The potential amount of work on editing and amending pension plans had increased because of recently issued laws and regulations. However, the impact of this potential was severely offset by the ongoing downturn in the economy. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation was severely impacted by the economic recession in 2008 and the period thereafter because of these uncertainties and conditions.

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

▪

Changes in laws that make it harder or easier to administer plans;

▪

Changes in tax rules and rates that change the real or perceived tax benefits of sponsoring a plan;

▪

The economic climate which impacts the ability of a sponsor to fund and benefit from the plan funding; and

▪

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

Our fees for drafting a defined benefit plan generally range from $2,500 to $7,500 and fees for new defined contribution plans generally range from $2,500 to $5,000. Major amendments for defined benefit plans generally range from $1,000 to $2,500. Major amendments for defined contribution plans generally range from $750 to $2,000. Upon becoming a separate legal entity we began billing and collecting from our clients separately from Actuarial Ideas, Inc. on new engagements. Actuarial Ideas, Inc. continued to bill for ongoing engagements on our behalf through the middle of 2008 at which time we began billing all engagements performed by us.

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

Intellectual Property

We have no patents or trademarks.

Employees

At April 17, 2013, we had three employees one of which is Mark Cohen, our president and chief financial officer. The second employee is Richard D. Cohen, our treasurer and son of our president.  Additionally, Elizabeth Cohen, our Secretary, devotes approximately 5% of her time to us.

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

At December 31, 2012, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

We are subject to file periodic reporting requirements of the Securities and Exchange Commission pursuant to the Securities Exchange Act of 1934 and the rules and regulations promulgated thereunder. In order to comply with these regulations, our independent registered public accounting firm has to review our financial statements on a quarterly basis and audit our financial statements on an annual basis. Moreover, our legal counsel has to review and assist in the preparation of such reports. The future costs charged by these professionals for such services cannot be accurately predicted at this time because factors such as the number and type of transactions that we engage in and the complexity of our reports cannot be determined at this time and will have a major effect on the amount of time to be spent by our auditors and attorneys.

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

15.

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

16.

Currently, there is no public market for our securities, and there can be no assurances that any public market will ever develop or that our common stock will be quoted for trading and, even if quoted, it is likely to be subject to significant price fluctuations.

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA (and subsequently OTCBB quoting and trading privilege were lost for failure to file timely this Form 10-K and other required periodic filings), there can be no assurance that:

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

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

23.

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

24.

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

25.

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

26.

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

27.

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

28.

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

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock despite the fact that a symbol has been assigned for our securities (AIDC).  We subsequently received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file our Form 10-K and other required filings on a timely basis) was cured, our securities would not be eligible for OTCBB quotation.  The delinquency was not cured by the date required. We are currently in the process of preparing and filing all delinquent periodic filings required under the Securities Exchange Act of 1934, as amended. When and if we are current with all required periodic filings, we will seek a broker-dealer to make the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

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

As of the close of business on January 28, 2013, there were 28 shareholders of record of our common stock (exclusive of 12 minors whose shares are being held by their respective parents on their behalf) and 10,000,000 shares were issued and outstanding.

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

Item 6

SELECTED FINANCIAL DATA

We are considered to be a smaller reporting company, as defined by Rule 229.10(f)(1), and, therefore, are not required to provide the information required by this Item.

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

Operations

December 31 2012 and 2011

A summary of operations is:

	2012	2011
Net sales	$20,340	$25,675

Cost of sales	36,000	36,000

Gross (loss)	(15,660)	(10,325)

General and administrative expenses	22,944	20,968

Loss from operations	(38,604)	(31,293)

Income tax provision	-	-
Net loss	$(38,604)	$(31,293)

We currently perform work for approximately 150 plans that relate to Actuarial Idea’s clients whose work has been referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans.

Our revenue and operations were severely hurt by the ongoing downturn in the economy. This downturn resulted in very few companies establishing new pension plans. Companies with existing pension plans made as few changes or reviews as possible because of the economic uncertainties. Our financial situation was severely impacted because of these uncertainties and conditions.

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

General and administrative expenses consist principally of:

2012

Management fee ($18,000); payroll taxes ($2,674), and customer service fee ($1,002)

2011

Management fee ($18,000); payroll taxes ($2,754), and customer service fee ($1,469)

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

We incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, is bears interest at 2% per annum, and is convertible into shares of our common stock at a price per share equal to par value. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

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

 Recent Accounting Pronouncements

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

Seasonality

A majority of our revenues are generally earned in November and December. During these two months, many companies are considering tax planning strategies including adopting or modifying retirement plans.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2012 and the year then ended start on page 35.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

NONE

Item 9A.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We maintain "disclosure controls and procedures," as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our principal executive officer to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, the Company recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable assurance of achieving the desired control objectives, and we necessarily are required to apply our judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures.

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2012.

Management's Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting, as such term is defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act. Our internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes, in accordance with generally accepted accounting principles. Because of inherent limitations, a system of internal control over financial reporting may not prevent or detect all misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate due to change in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Internal control over financial reporting is defined, under the Exchange Act, as a process designed by, or under the supervision of, the issuer's principal executive and principal financial officers, or persons performing similar functions, and effected by the issuer's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles and includes those policies and procedures that:

•

Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the issuer;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the issuer are being made only in accordance with authorizations of management and directors of the issuer; and

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the issuer's assets that could have a material effect on the financial statements.

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2012. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2012, the Company's procedures of internal control over financial reporting were operating in an effective manner.

Readers are cautioned that internal control over financial reporting, no matter how well designed, has inherent limitations and may not prevent or detect misstatements. Therefore, even effective internal control over financial reporting can only provide reasonable assurance with respect to the financial statement preparation and presentation.

Changes in Internal Control over Financial Reporting

There have been no changes in the Company's internal control over financial reporting(as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934, as amended) during the last quarterly period covered by this report that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this annual report.

Item 9B

OTHER INFORMATION

None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Mark Cohen	56	President, CEO, CFO, Principal Accounting Officer and Chairman
Richard C. Cohen	30	Director and Treasurer
Elizabeth A. Cohen	53	Director and Secretary

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but receive compensation for their role as officers. The terms of office of our directors expire on December 31, 2013.

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

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)

Mark Cohen	2012	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
CEO	2011	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
Richard C. Cohen	2012	$6,000	-0-	-0-	-0-	-0-	-0-	-0-
Treasurer	2011	$6,000	-0-	-0-	-0-	-0-	-0-	-0-
Elizabeth A. Cohen	2012	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Secretary	2011	-0-	-0-	-0-	-0-	-0-	-0-	-0-

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

There are no outstanding equity awards at December 31, 2012.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 17, 2013, we had 10,000,000 shares of common stock outstanding which are held by 40 beneficial shareholders (including 12 minors). The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 17, 2013; of all directors and executive officers of AI; and of our directors and officers as a group:

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

The promoters of AI are our three officers, Mark Cohen, our President, Richard C. Cohen, our Treasurer and Elizabeth A. Cohen, our Secretary.

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

At December 31, 2012, we owed Actuarial Ideas, Inc. $60,578 for various expenses.

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2012.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar year ended December 31, 2012.

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

Financial Statements and Schedules

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Monsey, New York

We have audited the accompanying balance sheets of AI Document Services, Inc. (the “Company”) as of December 31, 2012 and 2011, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AI Document Services, Inc. as of December 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has sustained significant losses in 2012, and has a working capital deficiency and stockholders’ deficit at December 31, 2012. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

PMB Helin Donovan, LLP

/s/ PMB Helin Donovan, LLP

www.pmbhd.com

Houston, Texas

April 17, 2013

AI DOCUMENT SERVICES, INC.

Balance Sheets

December 31, 2012 and 2011

	2012	2011
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012 and 2011	$650	$250
Related party receivable	-	-
Total current assets	650	250
DEFERRED TAX ASSETS	-	2,776

TOTAL ASSETS	$650	$3,026
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$53,282	$64,882
Convertible note payable	42,000	42,000
Related party payable	60,578	22,474
Income taxes payable	-	2,776
Total current liabilities	155,860	132,132

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	12,500	-
Accumulated deficit	(177,710)	(139,106)
Total stockholders’ deficit	(155,210)	(120,106)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$650	$3,026

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICS, INC.

Statements of Operations

For the Years Ended December 31, 2012 and 2011

	2012	2011

Net sales	$20,340	$25,675

Cost of sales	36,000	36,000
Gross (loss)	(15,660)	(10,325)

General and administrative expenses	22,944	20,968
Loss from operations	(38,604)	(31,293)
Income tax provision	-	-
NET LOSS	$(38,604)	$(31,293)

Loss per common share Basic and diluted	$(0.00)	$(0.01)

Weighted-average common shares outstanding Basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICS, INC.

Statement of Stockholders’ Deficit

	Common Stock		Additional	Accumulated	Stockholders'
	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2011	10,000,000	$10,000	$-	$(107,813)	$(97,813)

Net loss	-	-	-	(31,293)	(31,293)
Balance at December 31, 2011	10,000,000	10,000	-	(139,106)	(129,106)

Capital Contribution	-	-	12,500	-	12,500
Net loss	-	-	-	(38,604)	(38,604)
Balance at December 31, 2012	10,000,000	$10,000	$12,500	$(177,710)	$(155,210)

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICS, INC.

Statements of Cash Flows

For the Years Ended December 31, 2012 and 2011

	2012	2011

Cash flows from operating activities:
Net loss	$(38,604)	$(31,293)
Adjustments to reconcile net loss to net cash provided by operating activities:
Provision for doubtful accounts	-	500
(Increase) decrease in accounts receivable	(400)	3,900
Change in related party receivable/payable	38,104	28,868
(Increase) decrease in deferred tax asset	-	-
Increase (decrease) in accounts payable and accrued expenses	(11,600)	(1,975)
(Decrease) increase in income taxes payable	-	-
Net cash provided by operating activities	(12,500)	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution	12,500	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

December 31, 2012 and 2011

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

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Accounts Receivable

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

Accounts receivable are stated at the amount the Company expects to collect. The Company maintains allowances for doubtful accounts for estimated losses resulting from the inability of its customers to make required payments. Management considers the following factors when determining the collectability of specific customer accounts: customer credit-worthiness, past transaction history with the customer, current economic industry trends, and changes in customer payment terms. If the financial condition of the Company’s customer was to deteriorate, adversely affecting their ability to make payments, additional allowances would be required. Based on management’s assessment, the Company provides for estimated uncollectible amounts through a charge to earnings and a credit to a valuation allowance. Balances that remain outstanding after the Company has made reasonable collection efforts are written off through a charge to the valuation allowance and a credit to accounts receivable

Accounts receivable are presented net of allowances. The following is a summary of changes in the allowance for doubtful accounts:

	2012	2011
Beginning balance at January 1	$2,400	$1,900
Provision for doubtful accounts	-	500
Write-offs of uncollectable accounts	-	-
Ending balance at December 31	$2,400	$2,400

Fair Value of Financial Instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in U.S. GAAP, and expands disclosures about fair value measurements.  To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, and accrued expenses loan payable from related party, approximate their fair values because of the short maturity of these instruments.

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2012 and 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2012 and 2011.

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

Income Taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification (“Section 740-10-25”).  Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

Loss Per Common Share

Basic (loss) per common share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options, stock awards and other convertible instruments, except when the effect of such potential dilution would be anti-dilutive. There were no options or share grants outstanding as of December 31, 2012.

The Company had no issuances of common stock during the years ended December 31, 2012 and 2011. Therefore, the basic and diluted weighted average number of common shares outstanding used to compute earnings per common share was unchanged at 10,000,000 for the years ended December 31, 2012 and 2011.

There are no shares included in the earnings per share calculation related to the Company's convertible note outstanding because the Company’s average stock price did not exceed the conversion price and, accordingly, there is no conversion spread.

Commitments and Contingencies

The Company follows subtopic 450-20 of the FASB Accounting Standards Codification to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2012, the Company had an accumulated deficit of $177,710, a working capital deficiency of $155,210 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 5 –

CONVERTIBLE NOTE PAYABLE

The Company incurred $42,000 of legal costs in connection with its decision to become publicly reporting. In December 2009, the Company entered into a convertible note payable with its outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note is payable on demand, bears interest at 2% per annum and is convertible into shares of the Company’s common stock at a price per share equal to the par value of $0.001. Conversion can be in whole or in any portion of the outstanding principal balance at the option of the holder.

NOTE 6 –

 RELATED PARTY TRANSACTIONS

Substantially all of the Company’s revenues are and will continue to be derived by writing and amending all of the pension plans for the clients of Actuarial Ideas, Inc., an actuarial and consulting firm controlled by the Company’s President.

At December 31, 2012 and 2011, Actuarial Ideas, Inc. was owed $60,578 and $22,474 for expenses paid for the Company.

The Company began paying a management fee to Actuarial Ideas, Inc. equivalent to $1,500 per month plus 5% of revenues collected for us from customers by Actuarial Ideas, Inc. The Company also pays its President an annual salary of $30,000 for which he devotes approximately 15% of his time to the Company. Richard Cohen, the Company’s Treasurer, devotes approximately 10% of his time to the Company and receives an annual salary of $6,000 for the Company. The cost of salaries is included as Cost of Sales in the accompanying Statement of Operations.

NOTE 7 –

INCOME TAXES

The Company was a line of business of Actuarial Ideas, Inc., until March 19, 2007 during which time the Company was treated as a part of Actuarial Ideas, Inc. for Federal income tax purposes.

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  In accordance with FASB ASC 740, the Company applies the "more likely than not" threshold to the recognition and derecognition of tax positions for its financial statements. Using that guidance, the Company had no uncertain tax positions that qualify for either recognition or disclosure in the financial statements as of December 31, 2011 or 2010.

At December 31, 2012 the Company had net operating loss carry-forwards of $177,710 that may be offset against future Federal taxable income through 2031. No tax benefit has been recognized with respect to these net operating loss carry-forwards in the accompanying financial statements because the Company believes that realization is not likely. Accordingly, the potential tax benefits of the net loss carry-forwards are fully offset by a valuation allowance.

All differences between operating results for financial reporting purposes and operating results for income tax purposes are de minimis.

NOTE 8 –

ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The Company recorded a liability of $36,092 for professional services in 2009 which is included the caption "Accrued Expenses." The amount remained unchanged as of December 31, 2012. The Company believes that the amount billed was excessive and is exploring its options with respect to this item.

Accounts payable and accrued expenses at December 31 were:

	2012	2011
Professional fees	$46,414	$59,572
Other accounts payable	4,288	5,110
Total	$50,702	$64,682

NOTE 9 -

 SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2012 through April 17, 2013, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.