Form 10-Q
period 2013-03-31
AI DOCUMENT SERVICES, INC.
filed 2013-05-20
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2013

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

The number of shares of the Registrant’s Common Stock outstanding as of May 17, 2013 was 10,000,000.

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	March 31, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012 and 2011	$1,000	$650
Total current assets	1,000	650

TOTAL ASSETS	$1,000	$650
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,522	$53,282
Convertible note payable	42,000	42,000
Related party payable	73,131	60,578
Total current liabilities	174,653	155,860

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	12,500	12,500
Accumulated deficit	(196,153)	(177,710)
Total stockholders’ deficit	(173,653)	(155,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$1,000	$650

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three Months Ended March 31, 2013 and 2012

(Unaudited)

	2013	2012

Sales	$2,050	$3,320

Compensation	9,000	9,000
General and administrative expenses	11,493	5,525
Total expenses	20,493	14,525

(Loss) from operations	(18,443)	(11,205)
Income tax provision	-	-
Net (loss)	$(18,443)	$(11,205)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Three Months Ended March 31, 2013 and 2012

 (Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(18,443)	$(11,205)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee	-	-
Change in accounts receivable	(350)	(400)
Increase (decrease) in due from Actuarial Ideas, Inc., a related party	12,553	11,395
Increase (decrease) in accounts payable and accrued expenses	6,240	210
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended March 31, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2012.

The Company has not generated significant revenues from its principal operations but cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

Reclassifications

Compensation has been reclassified in 2012 to conform with the 2013 presentation.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2013, the Company had an accumulated deficit of $196,153, a working capital deficiency of $173,653 and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At March 31, 2013, Actuarial Ideas, Inc. was owed $73,131 for expenses paid for the Company.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2013 through May 17, 2013, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2012 filed with the Securities and Exchange Commission.

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

This work will be performed or supervised by Mr. Cohen. A majority of our revenues are generally earned in November and December when clients are doing tax planning. While operating in this manner, we will have fixed costs limited to the salary due to Mr. Cohen and the fixed portion of the management fee ($1,500 per month). We are not aware of any material changes to our operations for the next 12 months compared to the level of operations during the past 12 months.  The third paragraph in Liquidity below summarizes what our overall expenses will be if this level of operations takes place.

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

Operations

March 31 2013 and 2012

A summary of operations is:

	2013	2012

Sales	$2,050	$3,320

Compensation	9,000	9,000
General and administrative expenses	11,493	5,525
Total expenses	20,493	14,525

(Loss) from operations	(18,443)	(11,205)
Income tax provision	-	-
Net (loss)	$(18,443)	$(11,205)

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

Of the amounts reported in 2013 and 2012:

Compensation – consists entirely of the salaries to Mark and Richard Cohen.

General and administrative expenses principally consist of:

2013

Management fee ($4,500); payroll taxes ($669), professional fees ($6,000), customer service fee ($85), and interest ($240).

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2013.

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

At March 31, 2013, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

ITEM 2 - UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended March 31, 2013.

ITEM 3 - DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 - MINE SAFETY DISCLOSURES

N/A

ITEM 5 - OTHER INFORMATION

None.

ITEM 6 - EXHIBITS

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

May 20, 2013