Form 10-K/A
period 2012-12-31
AI DOCUMENT SERVICES, INC.
filed 2013-05-31
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K/Amendment 1

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

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 23, 2013 is 10,000,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of May 23, 2013 was $-0-.

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

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

NOTE 5 - CONVERTIBLE NOTE PAYABLE

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

NOTE 6 - RELATED PARTY TRANSACTIONS

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

NOTE 7 - INCOME TAXES

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

NOTE 8 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

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