Form 10-Q
period 2013-06-30
AI DOCUMENT SERVICES, INC.
filed 2013-08-15
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2013

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

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2013 was 10,000,000.

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 1A	Risk Factors	13
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	20
Item 3.	Defaults Upon Senior Securities	20
Item 4.	Mine Safety Disclosures	20
Item 5.	Other Information	20
Item 6.	Exhibits	20

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	June 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400	$250	$650
Total current assets	250	650

TOTAL ASSETS	$250	$650
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$58,763	$53,282
Convertible note payable	42,000	42,000
Related party payable	87,050	60,578
Total current liabilities	187,813	155,860

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	12,500	12,500
Accumulated deficit	(210,063)	(177,710)
Total stockholders’ deficit	(187,563)	(155,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$250	$650

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Operations

For the Three and Six Months Ended June 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$-	$7,220	$2,050	$10,540

Expenses:
Compensation	9,000	9,000	18,000	18,000
General and administrative expenses	10,909	6,080	16,403	11,604
Total	19,909	15,080	34,403	29,604

Net (loss)	$(19,909)	$(7,860)	$(32,353)	$(19,064)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Condensed Statements of Cash Flows

For the Six Months Ended June 30, 2013 and 2012

 (Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(32,353)	$(19,064)
Bad debt expense		-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Issuance of Convertible Note Payable to satisfy accrued professional fee	-	-
Change in accounts receivable	400	(960)
Change in due from Actuarial Ideas, Inc., a related party	26,473	19,604
Increase in accounts payable and accrued expenses	5,480	420
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Notes to Condensed Financial Statements (Unaudited)

NOTE 1 - NATURE OF OPERATIONS, BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the six-month period ended June 30, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013 or for any future period.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2013, the Company had an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At June 30, 2013, Actuarial Ideas, Inc. was owed $87,050 for expenses paid for the Company. Actuarial Ideas, Inc. does not have any legal or contractual commitment to continue making these advances.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2013 through August 14, 2013, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except the discussions underway that are described under Current Developments in Note 1.

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

Current Developments

The Company’s principal stockholders have entered into discussions with an unaffiliated third party with respect to a potential transaction which could result in change of control/ownership and management and a change in the Company’s business plan. There can be no assurance that a significant transaction will be consummated with the third party or, if consummated, that the Company or its stockholders would realize any benefits from it.

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

Operations

A summary of operations is:

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2013	2012	2013	2012

Sales	$-	$7,220	$2,050	$10,540

Expenses:
Compensation	9,000	9,000	18,000	18,000
General and administrative expenses	10,909	6,080	16,403	11,604
Total	19,909	15,080	34,403	29,604

Net (loss)	$(19,909)	$(7,860)	$(32,353)	$(19,064)

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

General and administrative expenses principally consist of:

2013

Management fee ($9,000); payroll taxes ($1,337), customer service fee ($123), interest ($4,800), other 463)

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six-month period ended June 30, 2013.

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

At June 30, 2013, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

21.

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

22.

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

None for the period ended June 30, 2013.

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

Signature

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A1 Document Services, Inc.

(Registrant)

/s/ Mark Cohen

Mark Cohen

Title: President and Chief Financial Officer

August 14, 2013