Form 10-Q
period 2013-09-30
AI DOCUMENT SERVICES, INC.
filed 2013-11-14
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X . QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2013

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

The number of shares of the Registrant’s Common Stock outstanding as of November 13, 2013 was 10,000,000.

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	September 30, 2013	December 31, 2012
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 at September 30, 2013 and December 31, 2012	$500	$650
Total current assets	500	650

TOTAL ASSETS	$500	$650
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$59,752	$53,282
Convertible note payable	42,000	42,000
Related party payable	101,029	60,578
Total current liabilities	202,781	155,860

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; no shares issued or outstanding	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 10,000,000 shares issued and outstanding	10,000	10,000
Additional paid-in capital	12,500	12,500
Accumulated deficit	(224,781)	(177,710)
Total stockholders’ deficit	(202,281)	(155,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$500	$650

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$450	$7,450	$2,500	$17,990

Expenses:
Compensation	9,000	9,000	27,000	27,000
General and administrative expenses	6,169	5,814	22,571	17,418
Total	15,169	14,814	49,571	44,418

Net (loss)	$(14,719)	$(7,364)	$(47,071)	$(26,428)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	10,000,000	10,000,000	10,000,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2013 and 2012

(Unaudited)

	2013	2012
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss)	$(47,071)	$(26,428)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts receivable	150	(400)
Change in due from/to Actuarial Ideas, Inc., a related party	40,451	26,168
Increase in accounts payable and accrued expenses	6,470	(11,840)
Net Cash Used in Operating Activities	-	(12,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution	-	12,500

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Notes to Financial Statements (Unaudited)

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

Current Developments

The Company is negotiating with Creative Edge Nutrition, Inc. (“Creative”) to  acquire all the assets and assume all the liabilities of Chesapeake Nutraceuticals and Innovative Fulfillment which currently function as business segments of Creative in exchange for 30,000,000 newly-issued shares of the Company’s common stock. This business will market a variety of nutraceutical products from a facility in Phoenix, AZ. If the acquisition is completed, the Company will discontinue its actuarial service business.

Basis of Presentation

The financial statements have been prepared in accordance with both accounting principles generally accepted in the United States (“U.S. GAAP”) for interim financial information and the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. They do not include all information and footnotes necessary for a fair presentation of financial position, results of operations and cash flows in conformity with U.S. GAAP for complete financial statements. Certain information and note disclosures normally included in audited financial statements prepared in accordance with U.S. GAAP have been condensed or omitted pursuant to those rules and regulations, although the Company believes that the disclosures made are adequate to make the information not misleading.

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the nine-month period ended September 30, 2013 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2013 or for any future period.

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

NOTE 2 - LIQUIDITY AND FINANCIAL CONDITION

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2013, the Company had an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

At September 30, 2013, Actuarial Ideas, Inc. was owed $101,029 for expenses paid for the Company. Actuarial Ideas, Inc. does not have any legal or contractual commitment to continue making these advances.

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

NOTE 4 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2013 through November 13, 2013, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except the discussions underway that are described under Current Developments in Note 1.

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

Operations

A summary of operations is:

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2013	2012	2013	2012

Sales	$450	$7,450	$2,500	$17,990

Expenses:
Compensation	9,000	9,000	27,000	27,000
General and administrative expenses	6,169	5,814	22,571	17,418
Total	15,169	14,814	49,571	44,418

Net (loss)	$(14,719)	$(7,364)	$(47,071)	$(26,428)

We currently perform work on plans that relate to Actuarial Idea’s clients whose work is referred to us. More than half of these plans are defined benefit plans. The remainder is split among defined contribution plans such as profit sharing plans, money purchase plans, and 401(k) plans. Most of these clients have not requested us to work on any plan modifications during the past two years.

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

General and administrative expenses principally consist of:

2013

Management fee ($13,500), payroll taxes ($2,006), customer service fee ($132), professional fees ($5,750) interest ($720), other ($463)

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended September 30, 2013.

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

At September 30, 2013, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2012 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA (and subsequently OTCBB quoting and trading privilegewere lost for failure to file timely required periodic filings), there can be no assurance that:

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

None for the period ended September 30, 2013.

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

November 14, 2013