Form 10-K
period 2013-12-31
AI DOCUMENT SERVICES, INC.
filed 2014-05-16
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2013

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______  to _______

Commission file number 333-143602

AI DOCUMENT SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

Delaware	20-8675798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
355 Brogden Road, Suite 205, Suwanee, GA	30024

(Address of Principal Executive Offices)	(Zip Code)

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

Yes       .  No   X .

The number of shares outstanding of each of the Registrant’s classes of common stock, as of May 15, 2014    is 95,500,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of May 15, 2014 was $-0-.

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

Item 1.

BUSINESS

We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned by our former president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial Ideas, Inc. in which we prepared and drafted all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial Ideas, Inc. In recent years the market demand for defined benefit pension plans declined significantly causing us to discontinue this business.

Acquisition Agreement

On November 16, 2013, we entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, we acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of our common stock. We will market these nutraceutical products from facilities in Madison Heights, MI and Suwanee, GA.

Spinoff Agreement

On November 16, 2013, we entered into a Spinoff Agreement with Mark Cohen, who was one of our officers and directors, as well as our largest shareholder, under which we agreed to sell all of our assets relating to our business of preparing and modifying pension plans in exchange for all of the liabilities specifically associated with that business and the return by Mr. Cohen of 3,000,000 shares of our common stock.  As a result of the Spinoff Agreement we ceased to be a company engaged in preparing and modifying pension plans.  The Spinoff Agreement was approved by a majority of our shareholders and a majority of our non-interested shareholders. The operations of the Company prior to the Spinoff are reflected as discontinued operations in the accompanying financial statements.

Change in Management

The Company’s three former officers and directors, Mark Cohen, Richard C. Cohen and Elizabeth A. Cohen, resigned from all officer and director positions with the Company effective as of the closing of the Spinoff Agreement.  None of the resignations was a result of any disagreement with the Company on any matter relating to its operations, policies (including accounting or financial policies) or practices.

Immediately thereafter, our board of directors and executive team were reconstituted to consist of:

•

Leonard K. Armenta, Jr., 36, is Chairman, President and a Director. He was an officer with Creative in 2013. For the five years prior to 2013, he served as the Vice President of Business Development for Inner Armour. He will devote 50% of his time to our business.

•

Paul Freet, 48, is a Director and Chief Technical Officer. Since 2008, Mr. Freet has been a Principal of VentureLab associated with Georgia Institute of Technology. Since 1996 he has founded or co-founded TruSOLUTIONS, Racemi, Salestrakr, and Aptidata Corporation. Mr. Freet holds a BS from Georgia Institute of Technology. He will devote 50% of his time to our business.

 Other

We cannot take advantage of being an emerging growth company under the JOBS Act because we became a public entity prior to December 8, 2011.

New General Business

Commencing during the second quarter of 2014, we plan to start selling the following nutraceutical products:

Products for Men:

•

Estroblaster – assist in controlling estrogen balances which men get from food, the air, and the water they drink

•

Testo24 – Testosterone booster

•

SextraSerin – Male all natural virility formula

General Health Products

•

ResQ10 – heart health aid delivers CoQ10 and resveratrol to the cells to help strengthen the heart muscle against trauma and injury, lower blood pressure, improve insulin sensitivity, and help manage blood sugar and fat metabolism.

•

ClearProcess – Assist memory and focus

The entire product line is specially formulated based on the science provided by Dr. Ron Blankstein, who has been practicing medicine for over 30 years and is Board Certified in both Internal and Cardiovascular Medicine. All of the products are considered supplements which do not require FDA approvals.

The products will be sold on the Internet. Initial product purchases will be made from Creative. Thereafter, they will be manufactured by outside contractors and shipped from a warehouse in Suwanee, GA which will be subleased from Creative. Mr. Armenta has contacts and experience with numerous contractors. All facilities used will have to meet Certified Good Manufacturing Process standards.

We are developing a website for the Company. In the meantime, we have reached an agreement to use the Creative website.

Competition

 Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace emphasizing the quality of our products and offering a full money-back guarantee.

There are no assurances that our approach will be successful.

Intellectual Property

We have no patents or trademarks.

Employees

At May 14, 2014, we had two officers, Messrs. Armenti and Freet, who each devote 50% of their time to us. There are currently no compensation arrangements with Mr. Armenta or any other officer. Such arrangements will be worked out after product shipments begin.

During the second quarter of 2014, we plan on hiring four office and two warehouse employees.

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

At December 31, 2013, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2013 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of Messrs. Armenti and Freet, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s operations and business strategy are significantly dependent upon the knowledge and business contacts of Messrs. Armenti and Freet, our two executive officers.  They are under no contractual obligation to remain employed by us. If  they should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Messrs. Armenti and Freet or an appropriate replacement(s).  We intend to acquire key-man life insurance on the lives of Messrs. Armenti and Freet naming us as the beneficiary when and if we obtain the resources to do so, and they remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Many of our likely competitors have significantly greater financial and marketing resources than do we.

Many of our likely competitors have significantly greater financial and marketing resources than do we. Many of these competitors have sophisticated management, are in a position to purchase inventory at the lowest prices and have the ability to advertise in a wide variety of media, including television. There are no assurances that our brand will be successful.

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

5.

 Messrs. Armenti and Freet, our principal executive officers, have no meaningful financial accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a significant degree upon the advice and counsel of others.

Messrs. Armenti and Freet, our principal executive officers, have no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants to provide guidance and counsel in these areas. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

6.

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

7.

We have only two directors, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only tw0 directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

8.

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

Risks Related to Our Common Stock

9.

Shareholders may be diluted significantly through our efforts to obtain financing and satisfy obligations through issuance of additional shares of our common stock.

We have no committed source of financing. Wherever possible, our board of directors will attempt to use non-cash consideration to satisfy obligations. In many instances, we believe that the non-cash consideration will consist of restricted shares of our common stock. Our board of directors has authority, without action or vote of the shareholders, to issue all or part of the authorized but unissued common shares. In addition, if a trading market develops for our common stock, we may attempt to raise capital by selling shares of our common stock, possibly at a discount to market. These actions will result in dilution of the ownership interests of existing shareholders, may further dilute common stock book value, and that dilution may be material. Such issuances may also serve to enhance existing management’s ability to maintain control of AI because the shares may be issued to parties or entities committed to supporting existing management.

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

20.

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

21.

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

22.

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

Item 1B.

UNRESOLVED STAFF COMMENTS

None

Item 2.

PROPERTIES

Our office and mailing address is 355 Brogden Road, Suite 205, Suwanee, GA 30024. We sublease our space from Creative for $1,000 per month starting in April 2014 through September 2014 and $1,500 per month for the following 12 months.  There are no separate lease agreements.

Item 3.

LEGAL PROCEEDINGS

We are not a party to any pending, or to our knowledge, threatened litigation of any type.

Item 4.

MINE SAFETY DISCLOSURES

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock despite the fact that a symbol has been assigned for our securities (AIDC).  We subsequently received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file our Form 10-K and other required filings on a timely basis) was cured, our securities would not be eligible for OTCBB quotation.  The delinquency was not cured by the date required. We  became current with all required filings in May 2013 and will seek a broker-dealer to make the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

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

During the fourth quarter of 2013, we were involved in the following stock transactions:

•

Entered into the Acquisition Agreement Creative under which, as amended, we acquired the exclusive right to manufacture and sell the natural nutraceutical supplements in exchange for 30,000,000 newly-issued shares of our common stock.

•

Issued 42,000,000 shares of our common stock relating to the full conversion of a Convertible Note that had been issued in December 2009.

•

Issued 16,500,000 shares of our common stock for services, including 6,000,000 to officers.

•

Mr. Cohen returned 3,000,000 shares of our common stock to our treasury in exchange for the actuarial business that had been discontinued.

No underwriter participated in any of the foregoing transactions, and no underwriting discounts or commissions were paid, nor was any general solicitation or general advertising conducted.  The securities bear a restrictive legend, and stop transfer instructions are noted on the stock transfer records of our Company.

The foregoing issuances of securities were affected in reliance upon the exemption from registration provided by section 4(2) under the Securities Act of 1933, (the “Act”) as amended.

As of the close of business on May 14, 2014, there were 95,500,000 shares were issued and outstanding.

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

Item 7.

MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned by our former president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial Ideas, Inc. in which we prepared and drafted all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial Ideas, Inc. In recent years the market demand for defined benefit pension plans declined significantly causing us to discontinue this business. We then acquired the right to market and sell nutraceutical products. Sales of these products will commence during the first quarter of 2014.

All operations of the actuarial business have been reclassified to Discontinued Operations. The only costs shown in continuing operations relate to corporate expenses such as audit and consulting fees as well as fees associated with planning for the acquisition of the nutraceutical product rights and related planning. A substantial portion of these expenses were satisfied through the issuance of common stock.

Liquidity

In September 2012, we received an unsolicited cash contribution of capital from business associates of our former President in the amount of $12,500 which was used to pay accrued obligations.

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

We incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation. The convertible note was payable on demand, bore interest at 2% per annum, and was convertible into shares of our common stock at a price per share equal to par value. The Note, portions of which were sold by Mr. Wolff to other holders, was fully converted during the fourth quarter of 2013.

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

Seasonality

We will start selling our new products during the first quarter of 2014. At this point, we are unaware of any seasonality affecting demand.

Item 7A.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item.

Item 8.

FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Our financial statements as of December 31, 2013 and the year then ended start on page F-1.

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

Evaluation of disclosure and controls and procedures

Based on his evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2013.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2013, the Company's procedures of internal control over financial reporting were not operating in an effective manner. The deficiency resulted in the late filing of our Form 10K. The late filing resulted from a lack of financial resources to takes the steps required for a complete and accurate filing of our annual report on from 10K including audited financial statements. We have made several steps to cure this deficiency including signing a product acquisition agreement with Creative Edge Nutrition, Inc., changed management and control of the organization and are implementing new financial reporting systems,.

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

Item 9B

OTHER INFORMATION

  None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Our executive officers and directors are as follows:

Name	Age	Title
Leonard K. Armenta, Jr.	36	President, CEO, CFO, Principal Accounting Officer and Chairman
Paul Freet	48	Director and Chief Technical Officer

Leonard K. Armenta, Jr. became Chairman, President and a Director in November 2013. He was an officer with Creative in 2013. For the five years prior to 2013, he served as the Vice President of Businss Development for Inner Armour. He will devote 50% of his time to our business.

Paul Freet became a Director and Chief Technical Officer in November 2013. Since 2008, Mr. Freet has been a Principal of VentureLab associated with Georgia Institute of Technology. Since 1996 he has founded or co-founded TruSOLUTIONS, Racemi, Salestrakr, and Aptidata Corporation. Mr. Freet holds a BS from Georgia Institute of Technology. He will devote 50% of his time to our business.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but receive compensation for their role as officers. The terms of office of our directors expire on December 31, 2014.

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

Item 11

EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	FiscalYear	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Leonard Armenta, Jr.	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-
Mark Cohen	2013	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
Former CEO	2012	$30,000	-0-	-0-	-0-	-0-	-0-	-0-
Richard C. Cohen	2013	$6,000	-0-	-0-	-0-	-0-	-0-	-0-
Former Treasurer	2012	$6,000	-0-	-0-	-0-	-0-	-0-	-0-

There are currently no compensation arrangements with Mr. Armenta or any other officer. Such arrangements will be worked out after product shipments begin.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2013.

Item 12

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of May 14, 2014, we had 95,500,000 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of May 14, 2014; of all directors and executive officers of AI; and of our directors and officers as a group:

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Leonard Armenta, Jr.	5,000,000	5.24
Paul Freet (c)	1,000,000	1.04
Creative Edge Nutrition, Inc.	30,000,000	31.41

Officers and Directors as a group (2 members)	6,000,000	6.28

(a) The address for each person is 355 Brogden Road, Suite 205, Suwanee, GA 30024

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

(c) Mr. Freet also holds 1,000,000 shares of preferred stock (100% of all preferred shares outstanding).

Item 13.

CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

We incurred $42,000 of legal costs in connection with our decision to become publicly reporting. In December 2009, we entered into a convertible note payable with our outside counsel, Gary B. Wolff, to satisfy the obligation.  The convertible note was payable on demand, bore interest at 2% per annum, and was convertible into shares of our common stock at a price per share equal to par value. The Note, portions of which were sold by Mr. Wolff to other holders, was fully converted during the fourth quarter of 2013.

Our office and mailing address is 355 Brogden Road, Suite 205, Suwanee, GA 30024. We sublease our space from Creative for $1,000 per month starting in April 2014 through September 2014 and $1,500 per month for the following 12 months.  There are no separate lease agreements.

Director Independence

For purposes of determining director independence, we have applied the definitions set out in NASDAQ Rule 4200(a)(15). Under NASDAQ Rule 4200(a)(15), a director is not considered to be independent if he or she is also an executive officer or employee of the corporation. Accordingly, we do not have an independent director.

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $17,610 in 2013.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar year ended December 31, 2013.

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

Financial Statements and Schedules

Financial Statements:

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Monsey, New York

We have audited the accompanying balance sheets of AI Document Services, Inc. (the “Company”) as of December 31, 2013 and 2012, and the related statements of operations, stockholders’ deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AI Document Services, Inc. as of December 31, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 3 to the Company’s financial statements, , the Company has an accumulated deficit of $165,452, a working capital deficiency of $56,452 and no source of debt or equity financing. It has acquired the right to manufacture and sell nutraceutical products but cannot provide assurances about the likelihood or timing of developing profitability from this new business endeavor. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

AI DOCUMENT SERVICES, INC.

Balance Sheets

December 31, 2013 and 2012

	2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012	$-	$650

Total current assets	-	650
		-

TOTAL ASSETS	$-	$650
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,452	$53,282
Convertible note payable	-	42,000
Related party payable	-	60,578

Total current liabilities	56,452	155,860

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding in 2013	1,000	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 95,500,000 and 10,000,000 shares issued and outstanding	95,500	10,000
Additional paid-in capital	12,500	12,500
Accumulated deficit	(165,452)	(177,710)
Total stockholders’ deficit	(56,452)	(155,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$650

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Years Ended December 31, 2013 and 2012

	2013	2012

Net sales	$-	$-

Cost of sales	-	-
Gross income	-	-

General and administrative expenses	23,250	-
Loss from operations	(23,250)	-
Income tax provision	-	-
Continuing operations - net	(23,250)	-
Discontinued Operations:
Operations – net	(41,821)	(38,604)
Gain on disposal of operations - net	77,329	-
Discontinued operations - net	35,508	(38,604)

NET INCOME (LOSS)	$12,258	$(31,293)

Loss per common share:
Basic and diluted:
Continuing operations	(0.00)	-
Discontinued operations	0.00	(0.00)
Net	$0.00	$(0.00)

Weighted-average common shares outstanding	20,687,500	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2013 and 2012

		Common Stock		Additional	Accumulated	Stockholders'
	Preferred Stock	Shares	Amount	Paid-in Capital	Deficit	Deficit
Balance at January 1, 2012	$ -	10,000,000	$10,000	$-	$(139,106)	$(129,106)

Capital Contribution	-	-	-	12,500	-	12,500
Net loss		-	-	-	(38,604)	(38,604)
Balance at December 31, 2012	-	10,000,000	$10,000	$12,500	$(177,710)	$(155,210)

Issuance of shares for services	1,000	16,500,000	16,500	-	-	17,500
Issuance of shares to purchase rights to products	-	30,000,000	30,000	-	-	30,000
Conversion of convertible note	-	42,000,000	42,000	-	-	42,000
Retirement of shares	-	(3,000,000)	(3,000)	-	-	(3,000)
Net income	-	-	-	-	12,258	12,258
Balance at December 31, 2013	$ 1,000	95,500,000	$95,500	$12,500	$(165,452)	$(56,452)

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

	2013	2012

Cash flows from operating activities:
Net income (loss):
Continuing operations	$(23,250)	$-
Discontinued operations	35,508	(38,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of shares for services	17,500	-
(Increase) decrease in accounts receivable		(400)
Change in related party receivable/payable		38,104
Disposal of assets for return of shares	(35,508)	-
Increase (decrease) in accounts payable and accrued expenses	5,750	(11,600)
(Decrease) increase in income taxes payable		-
Net cash provided by operating activities	-	(12,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution	-	12,500

Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

December 31, 2013 and 2012

Notes to the Financial Statements

NOTE 1 -

ORGANIZATION AND OPERATIONS

AI Document Services, Inc. (the “Company”) was formed as a line of business by Actuarial Ideas, Inc. in 1982 and became a separate legal entity, incorporated in the State of Delaware, on March 19, 2007 involved in preparing and drafting pension plans. In recent years the market demand for defined benefit pension plans declined significantly causing the Company to discontinue this business during the fourth quarter of 2013.

In November 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. The Company will market these nutraceutical products from facilities in Madison Heights, MI and Suwanee, GA.

In November 2013, the Company entered into a Spinoff Agreement with Mark Cohen, who was one of its officers and directors, as well as largest shareholder, under which the Company agreed to sell all of its assets relating to the business of preparing and modifying pension plans in exchange for all of the liabilities specifically associated with that business and the return by Mr. Cohen of 3,000,000 shares of the Company’s common stock.  As a result of the Spinoff Agreement the Company ceased to be engaged in preparing and modifying pension plans.  The operations of the Company prior to the Spinoff are reflected as discontinued operations in the accompanying financial statements

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at December 31, 2013 and 2012, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the years ended December 31, 2013 and 2012.

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

Substantially all potential benefits from the Company’s net operating loss carryforwards were lost because of a change in company’s majority ownership that occurred during the fourth quarter of 2013.

Loss Per Common Share

Basic loss per common share is calculated by dividing net earnings by the weighted-average number of shares of common stock outstanding during the period. Diluted earnings per share is calculated similarly but includes potential dilution from the exercise of stock options, stock awards and other convertible instruments, except when the effect of such potential dilution would be anti-dilutive. There were no options or share grants outstanding as of December 31, 2013.

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

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2013, the Company had an accumulated deficit of $165,452, a working capital deficiency of $56,452 and no source of debt or equity financing. It has acquired the right to manufacture and sell nutraceutical products but cannot provide assurances about the likelihood or timing of developing profitability from this new business endeavor. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

The transactions involving shares of common stock in 2013 were:

•

Issuance of 30,000,000 newly-issued shares of common stock for the exclusive right to manufacture and sell the natural nutraceutical supplements in exchange for.

•

Issued 42,000,000 newly-issued shares of common stock relating to the full conversion of a Convertible Note that had been issued in December 2009.

•

Issued 16,500,000 newly-issued shares of our common stock for services, including 6,000,000 to officers.

•

Mr. Cohen returned 3,000,000 shares of our common stock to our treasury in exchange for the actuarial business that had been discontinued.

At December 31, 2013, there were 95,500,000 shares of common stock issued and outstanding.

In 2013, the Company also issued 1,000,000 shares of preferred stock for services to an individual who subsequently became an officer and director.

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

NOTE 5 – CONVERTIBLE NOTE PAYABLE

The Company incurred $42,000 of legal costs in connection with its decision to become publicly reporting. In December 2009, the Company entered into a convertible note payable with its outside counsel, Gary B. Wolff, to satisfy the obligation.  The convertible note was payable on demand, bore interest at 2% per annum, and was convertible into shares of our common stock at a price per share equal to par value. The Note, portions of which were sold by Mr. Wolff to other holders, was fully converted during the fourth quarter of 2013.

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued operations consisted of:

	2013	2012

Net sales	$2,500	$20,340

Cost of sales	27,000	36,000
Gross (loss)	(24,500)	(15,660)

General and administrative expenses	17,321	22,944
Loss from operations	$(41,821)	$(38,604)

NOTE 7 - SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2013 through May 15, 2014, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.