Form 10-Q
period 2014-03-31
AI DOCUMENT SERVICES, INC.
filed 2014-08-13
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2014

      .TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

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

The number of shares of the Registrant’s Common Stock outstanding as of August 12, 2014 was 95,500,000.

AI DOCUMENT SERVICES, INC.

ITEM 1 – Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	March 31, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,452	$56,452
Due to supplier - net	4,380	-
Total current liabilities	60,832	56,452

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 99,000,000 shares authorized; 95,500,000 shares issued and outstanding	95,500	95,500
Additional paid-in capital	12,500	12,500
Accumulated deficit	(169,832)	(165,452)
Total stockholders’ deficit	(60,832)	(56,452)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013

Net sales	$11,798	$-

Cost of sales	8,974	-
Gross income	2,824	-

General and administrative expenses	7,204	-
Loss from operations	(4,380)	-
Income tax provision	-	-
Continuing operations - net	(4,380)	-

Discontinued Operations – net	-	(18,443)

NET (LOSS)	$(4,380)	$(18,443)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	95,500,000	10,000,000

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss):
Continuing operations	$(4,380)	$-
Discontinued operations	-	(18,443)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts receivable	-	(350)
Change in due from/to Actuarial Ideas, Inc., a related party	-	12,553
Increase in accounts payable and accrued expenses	4,380	6,240
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In November 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. The Company marketed these nutraceutical products from facilities in Suwanee, GA. During the three months ended March 31, 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended March 31, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2014, the Company had an accumulated deficit of $169,832, a working capital deficiency of $60,832 and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – CONVERTIBLE NOTE PAYABLE

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

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations for the periods ended March 31st consisted of:

	2014	2013

Net sales	$0	$2,050

Cost of sales	0	9,000
Gross (loss)	0	(6,950)

General and administrative expenses	0	11,493
Loss from operations	$0	$(18,443)

In November 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. The Company also entered into a Spinoff Agreement with Mark Cohen, an officer and the largest shareholder, under which the Company agreed to sell all of its assets relating to the business of preparing and modifying pension plans in exchange for all of the liabilities specifically associated with that business and the return by Mr. Cohen of 3,000,000 shares of the Company’s common stock.

As a result of the Spinoff Agreement the Company ceased to be engaged in preparing and modifying pension plans. The operations of the Company prior to the Spinoff are reflected as discontinued operations in the accompanying financial statements.

NOTE 5 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2014 through August 12, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed except the discussions underway that are described under Subsequent Events in Note 1.

ITEM 2 – MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2013 filed with the Securities and Exchange Commission.

Current Developments

We were formed as a line of business by Actuarial Ideas, Inc., a New York corporation formed in September 1982 and owned by our former president, Mark Cohen, and became a separate legal entity on March 19, 2007 upon our incorporation in Delaware in order to succeed the pension writing segment of Actuarial Ideas, Inc. in which we prepared and drafted all of the pension plans and the amendments and modifications to those plans for the clients of Actuarial Ideas, Inc. In recent years the market demand for defined benefit pension plans declined significantly causing us to discontinue this business. We then acquired the right to market and sell nutraceutical products. Sales of these products commenced during the first quarter of 2014.

In July 2014 the Company entered into a verbal agreement to issue 50,000,000 newly-issued shares of its common stock in exchange for 300 acres of undeveloped, waterfront land in Abaco Island in The Commonwealth of the Bahamas. If a written agreement is executed, the Company will concentrate all of its efforts to raise the funds necessary to develop a resort facility. For the first phase the estimated costs amount to $40,000,000. There are no assurances as to whether the necessary funds will be raised or the amount of time that will be necessary to do so. The land had a cost of $17,000,000 to the seller and is free from any liens or encumbrances. In addition, the Company will cease selling nutraceutical supplements.

Creative also verbally agreed to sell the 30,000,000 shares of the Company’s common stock back to the Company for a note payable in the amount of $70,000.

If the agreement to acquire land is executed, Leonard Armenta will resign his position as President and Chairman effective upon the completion of all the foregoing transactions and will be replaced by H. Steve Harrell 2nd. Mr. Harrell is associated with the seller of the land.

No assurances can be given that the agreements will be executed.

Current operations

During the three months ended March 31, 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our President and other business advisors and consultants.

We cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of December 31, 2013, that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Seasonality

Seasonality will not impact our efforts to build a resort in the Bahamas.

ITEM 3 – QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 – CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the three-month period ended March 31, 2014.

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

At March 31, 2014, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2013 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of Messrs. Armenti and Freet, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s current operations and business strategy are significantly dependent upon the knowledge and business contacts of Messrs. Armenti and Freet, our two executive officers. They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason before we have hired additional personnel, our operations may fail. Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Messrs. Armenti and Freet or an appropriate replacement(s). We intend to acquire key-man life insurance on the lives of Messrs. Armenti and Freet naming us as the beneficiary when and if we obtain the resources to do so, and they remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future. Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

4.

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

5.

We have only two directors, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only two directors. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

6.

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

7.

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

8.

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

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

20.

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

ITEM 2 – UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended March 31, 2014.

ITEM 3 – DEFAULTS UPON SENIOR SECURITIES

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

A1 Document Services, Inc.

(Registrant)

/s/ Leonard Arnenta

Leonard Armenta

Title: President and Chief Financial Officer

August 13, 2014