Form 10-Q
period 2014-06-30
AI DOCUMENT SERVICES, INC.
filed 2014-08-13
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2014

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

AI DOCUMENT SERVICES, INC.

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	June 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$56,452	$56,452
Due to supplier - net	2,695	-
Total current liabilities	59,147	56,452

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 99,000,000 shares authorized; 95,500,000 shares issued and outstanding	95,500	95,500
Additional paid-in capital	12,500	12,500
Accumulated deficit	(168,147)	(165,452)
Total stockholders’ deficit	(59,147)	(56,452)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013

Net sales	$9,912	$-	$21,710	$-

Cost of sales	6,500	-	15,474	-
Gross income	3,412	-	6,236	-

General and administrative expenses	1,727	-	8,931	-
Income (Loss) from operations	1,685	-	(2,695)	-
Income tax provision	-	-	-	-
Continuing operations - net	1,685	-	(2,695)	-

Discontinued Operations – net	-	(19,909)	-	(32,353)

NET INCOME (LOSS)	$1,685	$(19,909)	$(2,695)	$(32,353)

Net income (loss) per common share - basic and diluted	$0.00	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	95,500,000	10,000,000	95,500,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss):
Continuing operations	$(2,695)	$-
Discontinued operations		(32,353)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts receivable	-	400
Change in due from/to Actuarial Ideas, Inc., a related party	-	26,473
Increase in accounts payable and accrued expenses	2,695	5,480
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

In November 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. The Company marketed these nutraceutical products from facilities in Suwanee, GA. During the three and six months ended June 30, 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and six-month periods ended June 30, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2013.+

Basic and Diluted Loss Per Common Share

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2014, the Company had an accumulated deficit of $168,147, a working capital deficiency of $59,147 and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 4 – DISCONTINUED OPERATIONS

Discontinued operations for the periods ended June 30th, consisted of:

	2014	2013

Net sales	$0	$2,050

Cost of sales	0	18,000
Gross (loss)	0	(15,950)

General and administrative expenses	0	16,403
Loss from operations	$0	$(32,353)

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

PART II: OTHER INFORMATION

ITEM 1 – LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the six-month period ended June 30, 2014.

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

At June 30, 2014, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2013 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended June 30, 2014.

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