Form 10-Q
period 2014-09-30
AI DOCUMENT SERVICES, INC.
filed 2014-11-19
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2014

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

The number of shares of the Registrant’s Common Stock outstanding as of September 9, 2014 was 86,860,000.

AI DOCUMENT SERVICES, INC.

ITEM 1. FINANCIAL INFORMATION

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	September 30, 2014	December 31, 2013
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$67,592	$56,452
Due to supplier - net	4,372	-
Total current liabilities	71,964	56,452

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding	1,000	1,000
Common stock - $0.001 par value; 99,000,000 shares authorized; 86,860,000 and 95,500,000 shares issued and outstanding	86,860	95,500
Additional paid-in capital	12,500	12,500
Accumulated deficit	(172,324)	(165,452)
Total stockholders’ deficit	(71,964)	(56,452)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013

Net sales	$8,937	$-	$30,647	$-

Cost of sales	6,256	-	21,731	-
Gross income	2,681	-	8,916	-

General and administrative expenses	6,168	-	13,675	-
Income (Loss) from operations	(3,487)	-	(4,759)	-
Income tax provision	-	-	-	-
Continuing operations - net	(3,487)	-	(4,759)	-

Discontinued Operations – net	-	(14,719)	-	(47,071)

Other income (Expense)

Interest Expense	(689)	-	(2,113)	-

NET INCOME (LOSS)	$(4,176)	$(14,719)	$(6,872)	$(47,071)

Net income (loss) per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,860,000	10,000,000	86,860,000	10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2014 and 2013

(Unaudited)

	2014	2013
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss):
Continuing operations	$(6,872)	$-
Discontinued operations		(47,071)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Change in accounts receivable		150
Change in due from/to Actuarial Ideas, Inc., a related party		40,451
Increase in accounts payable and accrued expenses	6,872	6,470
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

Supplementary disclosure of non-cash financing activity:

Reclassification of issued common stock to accrued liability for service fee	$8,640	$-

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

In November 2013, the Company entered into a Spinoff Agreement with Mark Cohen, who was one of its officers and directors, as well as largest shareholder, under which the Company agreed to sell all of its assets relating to the business of preparing and modifying pension plans in exchange for all of the liabilities specifically associated with that business. As a result of the Spinoff Agreement the Company ceased to be engaged in preparing and modifying pension plans.  The operations of the Company prior to the Spinoff are reflected as discontinued operations in the accompanying financial statements

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three and nine-month periods ended September 30, 2014 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2014 or for any future period.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2014, the Company had an accumulated deficit of $172,324, a working capital deficiency of $63,324 and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

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

NOTE 5 – COMMON STOCK

As part of the projects described in Note 1, the Company agreed to issue 16,500,000 shares of common stock for services. During the three months ended September 30, 2014, because of changes in plans, the Company worked out arrangements not to issue a net total of 8,640,000 of those shares. As a result, at September 30, 2014, there are 86,860,000 shares of common stock outstanding.

	Preferred	Common Stock		Additional Paid-in	Accumulated	Stockholders'
	Stock	Shares	Amount	Capital	Deficit	Deficit
Balance at December 31, 2013	$1,000	$95,500,000	$95,500	$12,500	$(165,452)	$(56,452)
Shares of common stock not issued	-	(8,640,000)	(8,640)	-	-	(8,640)
Net loss		-	-	-	(6,872)	(6,872)
Balance at September 30, 2014	$1,000	$86,860,000	$86,860	$12,500	$(172,324)	$(71,964)

NOTE 6 – DISCONTINUED OPERATIONS

Discontinued operations consisted of the following during the three and nine months ended September 30, 2013:

	Nine Months Ended September 30,
	2013	2012

Sales	$2,500	$17,990

Expenses:
Compensation	27,000	27,000
General and administrative expenses	22,571	17,418
Total	49,571	44,418

Net (loss)	$(47,071)	$(26,428)

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2014 through November 18, 2014, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

In July 2014 the Company entered into a verbal agreement to issue 50,000,000 newly-issued shares of its common stock in exchange for 300 acres of undeveloped, waterfront land in Abaco Island in The Commonwealth of the Bahamas. That verbal agreement was not finalized or executed.

Current operations

During the three and nine months ended September 30, 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4. CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended September 30, 2014.

From time to time the Company may be named in claims arising in the ordinary course of business.  Currently, no legal proceedings or claims, other than those disclosed above, are pending against or involve the Company that, in the opinion of management, could reasonably be expected to have a material adverse effect on its business and financial condition.

ITEM 1A. RISK FACTORS

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

At September 30, 2014, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2013 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of Messrs. Armenta and Freet, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s current operations and business strategy are significantly dependent upon the knowledge and business contacts of Messrs. Armenta and Freet, our two executive officers.  They are under no contractual obligation to remain employed by us. If they should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Messrs. Armenta and Freet or an appropriate replacement(s).  We intend to acquire key-man life insurance on the lives of Messrs. Armenta and Freet naming us as the beneficiary when and if we obtain the resources to do so, and they remain insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

3.

Messrs. Armenta and Freet, our principal executive officers, have no meaningful financial accounting or financial reporting education or experience and, accordingly, our ability to timely meet Exchange Act reporting requirements is dependent to a significant degree upon the advice and counsel of others.

Messrs. Armenta and Freet, our principal executive officers, have no meaningful financial reporting education or experience. They are heavily dependent on advisors and consultants to provide guidance and counsel in these areas. As such, there is risk about our ability to comply with all financial reporting requirements accurately and on a timely basis.

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

There has not been any trading market for our common stock, and there is currently (and never has been) any public market whatsoever for our securities. Notwithstanding the fact that a trading symbol (AIDC) had been assigned to our common stock by FINRA, there can be no assurance that:

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

Because none of our directors are independent directors, we do not currently have independent audit or compensation committees. As a result, these directors have the ability, among other things, to determine their own level of compensation. Until we comply with such corporate governance measures, regardless of whether such compliance is required, the absence of such standards of corporate governance may leave our stockholders without protections against interested director transactions, conflicts of interest and similar matters and investors may be reluctant to provide us with funds necessary to expand our operations. We intend to comply with all corporate governance measures relating to director independence if and when required.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None for the period ended September 30, 2014.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

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

November 18, 2014