Form 10-K/A
period 2013-12-31
AI DOCUMENT SERVICES, INC.
filed 2014-11-25
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/AMENDMENT 1

(Mark One)

  X .

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2013

or

      .

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

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

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares. The “value” of the outstanding shares held by non-affiliates, based upon the book value as of May 15, 2014 was $-0- .

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

•

Paul Freet , 48, is a Director and Chief Technical Officer. Since 2008, Mr. Freet has been a Principal of VentureLab associated with Georgia Institute of Technology. Since 1996 he has founded or co-founded TruSOLUTIONS, Racemi, Salestrakr, and Aptidata Corporation. Mr. Freet holds a BS from Georgia Institute of Technology. He will devote 50% of his time to our business.

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

ITEM 6. SELECTED FINANCIAL DATA

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2013. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2013, the Company's procedures of internal control over financial reporting were not operating in an effective manner. The deficiency resulted in the late filing of our Form 10K. The late filing resulted from a lack of financial resources to takes the steps required for a complete and accurate filing of our annual report on from 10K including audited financial statements. We have made several steps to cure this deficiency including signing a product acquisition agreement with Creative Edge Nutrition, Inc., changed management and control of the organization and are implementing new financial reporting systems,. These steps were in place by January 2014.

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

ITEM 9B. OTHER INFORMATION

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

Committees of the Board of Directors

Concurrent with having sufficient members and resources, the AI board of directors will establish an audit committee and a compensation committee. We believe that we will need a minimum of five directors to have effective committee system s . The audit committee will review the results and scope of the audit and other services provided by the independent auditors and review and evaluate the system of internal controls. The compensation committee will manage our stock option plan and review and recommend compensation arrangements for the officers. No final determination has yet been made as to the memberships of these committees or when we will have sufficient members to establish committees.

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

ITEM 11. EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2013 and 2012, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (the “Named Executive Officers”).

			Annual Compensation			Long Term Compensation		Payouts
Name and	Fiscal		Salary	Bonus	Other Annual Compensation	Restricted Stock Awards	Securities Underlying Options SARs	LTIP Payouts	All Other Compensation
Principal Position	Year		($)	($)	($)	($)	(#)	($)	($)
Leonard Armenta, Jr.	2013	$	−	−	−	−	−	−	−
Mark Cohen	2013		$30,000	−	−	−	−	−	−
Former CEO	2012		$30,000	−	−	−	−	−	−
Richard C. Cohen	2013		$6,000	−	−	−	−	−	−
Former Treasurer	2012		$6,000	−	−	−	−	−	−

There are currently no compensation arrangements with Mr. Armenta or any other officer. Such arrangements will be worked out after product shipments begin.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2013.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

None

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AI Document Services, Inc.

(Registrant)

By: /s/ Leonard Armenta

Leonard Armenta

President

November 25, 2014

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

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

AI DOCUMENT SERVICES, INC.

Balance Sheets

December 31, 2013 and 2012

		2013	2012
ASSETS
CURRENT ASSETS
Accounts receivable, net of allowance for doubtful accounts of $2,400 for 2012	$	−	$650

Total current assets		−	650

TOTAL ASSETS	$	−	$650

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses		$56,452	$53,282
Convertible note payable		−	42,000
Related party payable		−	60,578

Total current liabilities		56,452	155,860

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding in 2013		1,000	−
Common stock - $0.001 par value; 99,000,000 shares authorized; 95,500,000 and 10,000,000 shares issued and outstanding		95,500	10,000
Additional paid-in capital		12,500	12,500
Accumulated deficit		(165,452)	(177,710)
Total stockholders’ deficit		(56,452)	(155,210)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		$-	$650

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Years Ended December 31, 2013 and 2012

		2013		2012
Net sales	$	−	$	−

Cost of sales		−		−
Gross income		−		−

General and administrative expenses		23,250		−
Loss from operations		(23,250)		−
Income tax provision		−		−
Continuing operations - net		(23,250)		−
Discontinued Operations:
Operations – net		(41,821)		(38,604)
Gain on disposal of operations - net		77,329		−
Discontinued operations - net		35,508		(38,604)

NET INCOME (LOSS)		$12,258		$(31,293)

Loss per common share:
Basic and diluted:
Continuing operations		(0.00)		−
Discontinued operations		0.00		(0.00)
Net		$0.00		$(0.00)

Weighted-average common shares outstanding		20,687,500		10,000,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2013 and 2012

		Preferred	Common Stock			Additional Paid-in	Accumulated	Stockholders'
		Stock	Shares	Amount		Capital	Deficit	Deficit
Balance at January 1, 2012	$	−	10,000,000	$10,000	$	−	$(139,106)	$(129,106)

Capital Contribution		−	−	−		12,500	−	12,500
Net loss		−	−	−		−	(38,604)	(38,604)
Balance at December 31, 2012		−	10,000,000	$10,000		$12,500	$(177,710)	$(155,210)

Issuance of shares for services		1,000	16,500,000	16,500		−	−	17,500
Issuance of shares to purchase rights to products		−	30,000,000	30,000		−	−	30,000
Conversion of convertible note		−	42,000,000	42,000		−	−	42,000
Retirement of shares		−	(3,000,000)	(3,000)		−	−	(3,000)
Net income		−	−	−		−	12,258	12,258
Balance at December 31, 2013		$1,000	95,500,000	$95,500		$12,500	$(165,452)	$(56,452)

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Years Ended December 31, 2013 and 2012

		2013		2012
Cash flows from operating activities:
Net income (loss):
Continuing operations		$(23,250)	$	−
Discontinued operations		35,508		(38,604)
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of shares for services		17,500		−
(Increase) decrease in accounts receivable		−		(400)
Change in related party receivable/payable		−		38,104
Disposal of assets for return of shares		(35,508)		−
Increase (decrease) in accounts payable and accrued expenses		5,750		(11,600)
(Decrease) increase in income taxes payable		−		−
Net cash provided by operating activities		−		(12,500)

CASH FLOWS FROM INVESTING ACTIVITIES		−		−

CASH FLOWS FROM FINANCING ACTIVITIES – Capital contribution		−		12,500

Net change in cash and cash equivalents		−		−
Cash and cash equivalents – beginning of year		−		−
Cash and cash equivalents – end of year	$	−	$	−

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$	−	$	−
Income tax	$	−	$	−

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

December 31, 2013 and 2012

Notes to the Financial Statements

NOTE 1 – ORGANIZATION AND OPERATIONS

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

NOTE 3 – GOING CONCERN

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

NOTE 4 – STOCKHOLDERS’ DEFICIT

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