Form 10-K
period 2014-12-31
AI DOCUMENT SERVICES, INC.
filed 2015-04-14
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-K

(Mark One)

 X   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the calendar year ended December 31, 2014

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

Yes       No  X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

Yes       No  X

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes       No  X

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

Yes       No X

The number of shares outstanding of each of the Registrant’s classes of common stock, as of April 14, 2015 is 86,860,000 shares, all of one class, $.001 par value per share.

The Registrant’s common stock has not traded on the OTCBB or elsewhere and, accordingly, there is no aggregate “market value” to be indicated for such shares.  The “value” of the outstanding shares held by non-affiliates, based upon the book value as of April 14, 2015 was $-0-.

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

Current Developments

During the fourth quarter of 2014, we began consideration of ceasing to be in the nutraceutical business. We will finalize a decision on that matter during the first half of 2015.

We have entered discussions to merge with a restaurant business that will be run by a well known chef who is an Emmy®-nominated television host, best-selling cookbook author, and lead chef for First Lady Michelle Obama’s “Let’s Move” campaign. We cannot predict the likelihood or timing of this merger being completed.

Other

We cannot take advantage of being an emerging growth company under the JOBS Act because we became a public entity prior to December 8, 2011.

General Business

During 2014, we started selling the following nutraceutical products:

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

•

ClearProcess – Assist memory and focus

We have not sold any of these products commencing during the fourth quarter of 2014 as we decide what direction to take the Company.

Competition

 Most of our competitors, which include well-known companies and established brands like Gatorade, have significantly greater financial and marketing resources than do we. We will compete in the marketplace emphasizing the quality of our products and offering a full money-back guarantee.

There are no assurances that our approach will be successful.

Intellectual Property

We currently have no patents or trademarks.

Employees

At April 13, 2015, we had one officer, Leonard Armenta, Jr., who devotes up to 50% of his time to the Company. Mr. Armenta is not committed under any employment contract.

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

At December 31, 2014, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

AI is and will continue to be completely dependent on the services of Mr. Armenti, the loss of whose services may cause our business operations to cease. We will need to engage and retain qualified employees and consultants to further implement our strategy.

AI’s operations and business strategy are significantly dependent upon the knowledge and business contacts of Mr. Armenti, our executive officer.  He is under no contractual obligation to remain employed by us. If he should choose to leave us for any reason before we have hired additional personnel, our operations may fail.  Even if we are able to find additional personnel, it is uncertain whether we could find someone who could develop our business along the lines described herein. We will fail without Mr. Armenti or an appropriate replacement(s).  We intend to acquire key-man life insurance on the life of Mr. Armenti naming us as the beneficiary when and if we obtain the resources to do so, and he remains insurable. We have not yet procured such insurance, and there is no guarantee that we will be able to obtain such insurance in the future.  Accordingly, it is important that we are able to attract, motivate and retain highly qualified and talented personnel and independent contractors.

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

5.

We have only one director, which limits our ability to establish effective independent corporate governance procedures and increases the control of our president.

We have only one director. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

6.

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

7.

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

8.

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

9.

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

10.

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

11.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will likely be in the over-the-counter market which is commonly referred to as the OTCBB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

12.

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

13.

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

14.

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

15.

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

16.

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

17.

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

18.

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

19.

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

N/A

Part II

Item 5.

MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND PURCHASES OF EQUITY SECURITIES

There is no current market for the shares of our common stock despite the fact that a symbol has been assigned for our securities (AIDC).  We subsequently received an OTCBB Delinquency Notification which advised us that, pursuant to NASD Rule 650, unless the delinquency (failure to file our Form 10-K and other required filings on a timely basis) was cured, our securities would not be eligible for OTCBB quotation.  The delinquency was not cured by the date required. We became current with all required filings in May 2013, and will seek a broker-dealer to make the necessary 211 filings to permit our common stock to be quoted on the OTCBB. We cannot predict the likelihood of finding a broker-dealer to make the filing or, if the filing is made, the likelihood of FINRA permitting our shares of common stock to be quoted on the OTCBB.

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

During 2014, because of changes in business plans, we worked out arrangements not to issue a net total of 8,640,000 of the 16,500,000 shares for services. As a result, at the close of business on April 10, 2015, there were 86,860,000 shares were issued and outstanding.

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

.

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

During the fourth quarter of 2014, we began consideration of ceasing to be in the nutraceutical business. We will finalize a decision on that matter during the first half of 2015.

We have entered discussions to merge with a restaurant business that will be run by a well known chef who is an Emmy®-nominated television host, best-selling cookbook author, and lead chef for First Lady Michelle Obama’s “Let’s Move” campaign. We cannot predict the likelihood or timing of this merger being completed.

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our new President and other business advisors and consultants.

We cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of December 31, 2014, that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Financial Reporting Release No. 60 requires all companies to include a discussion of critical accounting policies or methods used in the preparation of financial statements.  Note 2 to the financial statements, included elsewhere in this Annual Report on Form 10-K, includes a summary of the significant accounting policies and methods used in the preparation of our financial statements.

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

Our financial statements as of December 31, 2014 and the year then ended start on page F-1.

Item 9.

CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Previous independent registered public accounting firm

 On February 2, 2015, the Company was notified by L.L. Bradford & Company, LLC (“Bradford”) that the firm resigned as the Registrant’s independent registered public accounting firm.  Except as noted in the paragraph immediately below, the reports of Bradford on the Company’s financial statements for the year ended December 31, 2013 and for the year then ended did not contain an adverse opinion or disclaimer of opinion, and such reports were not qualified or modified as to uncertainty, audit scope, or accounting principle.

The report of Bradford on the Company’s financial statements as of and for the year ended December 31, 2013 contained explanatory paragraphs which noted that there was substantial doubt as to the Company’s ability to continue as a going concern as the Company has negative working capital that raises doubt about its ability to continue as a going concern.

During the year ended December 31, 2013 and through February 2, 2015, the Company has not had any disagreements with Bradford on any matter of accounting principles or practices, financial statement disclosure or auditing scope or procedure, which disagreements, if not resolved to Bradford’s satisfaction, would have caused them to make reference thereto in their reports on the Company’s financial statements for such periods.

New independent registered public accounting firm

On February 2, 2015 (the “Engagement Date”), the Company engaged RBSM LLP (“RBSM”) as its independent registered public accounting firm for the Company’s fiscal year ended December 31, 2014. The decision to engage RBSM as the Company’s independent registered public accounting firm was approved by the Company’s Board of Directors.

During the two most recent fiscal years and through the Engagement Date, the Company has not consulted with RBSM regarding either:

1.

the application of accounting principles to any specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the Company’s financial statements, and neither a written report was provided to the Company nor oral advice was provided that RBSM concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

2.

any matter that was either the subject of a disagreement (as defined in paragraph (a)(1)(iv) of Item 304 of Regulation S-K and the related instructions thereto) or a reportable event (as described in paragraph (a)(1)(v) of Item 304 of Regulation S-K).

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

Evaluation of disclosure and controls and procedures

Based on an evaluation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the end of the period covered by this annual report on Form 10-K the Company's principal executive officer has concluded that the Company's disclosure controls and procedures did operate in an effective manner as of December 31, 2014.

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

The Company's principal executive officer has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2014. In making this assessment, the Company's principal executive officer was guided by the releases issued by the SEC and to the extent applicable the criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company's principal executive officer has concluded that based on his assessment, as of December 31, 2014, the Company's procedures of internal control over financial reporting were operating in an effective manner.

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

Item 9B.

 OTHER INFORMATION

  None.

PART III

Item 10.

DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Name	Age	Title
Leonard K. Armenta, Jr.	37	President, CEO, CFO, Principal Accounting Officer and Chairman

Leonard K. Armenta, Jr. became Chairman, President and a Director in November 2013. He was an officer with Creative in 2013. For the five years prior to 2013, he served as the Vice President of Businss Development for Inner Armour. He devotes up to 50% of his time to our business.

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

Board of Directors

All directors hold office until the completion of their term of office, which is not longer than one year, or until their successors have been elected.  All officers are appointed annually by the board of directors and, subject to existing employment agreements (of which there are currently none), serve at the discretion of the board. Currently, directors receive no compensation for their role as directors but receive compensation for their role as officers. The term of office of our director expires on December 31, 2015.

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

Item 11.

EXECUTIVE COMPENSATION

The following table shows for the periods ended December 31, 2014 and 2013, compensation awarded to or paid to, or earned by, our Chief Executive Officer, Treasurer and Secretary (“Named Executive Officers”).

		Annual Compensation			Long Term Compensation
					Awards		Payouts
Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Other Annual Compensation ($)	Restricted Stock Awards ($)	Securities Underlying Options SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Leonard Armenta, Jr.	2014	-0-	-0-	-0-	-0-	-0-	-0-	-0-
	2013	-0-	-0-	-0-	-0-	-0-	-0-	-0-

There are currently no compensation arrangements with any other officer. Such arrangements will be worked out as the new business plan is implemented.

Outstanding Equity Awards at Fiscal Year End

There are no outstanding equity awards at December 31, 2014.

Item 12.

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

As of April 10, 2015, we had 86,860,000 shares of common stock outstanding. The chart below sets forth the ownership, or claimed ownership, of certain individuals and entities. This chart discloses those persons known by the board of directors to have or to claim to have, beneficial ownership of more than 5% of the outstanding shares of our common stock as of April 10, 2015; of all directors and executive officers of AI; and of our directors and officers as a group:

Name and Address of Beneficial Owner (a)	Number of Shares Beneficially Owned (b)	Percent of Class
Leonard K. Armenta, Jr.	250,000	0.3
Creative Edge Nutrition, Inc.	30,000,000	34.5
Mark Cohen	9,230,000	10.6
Officers and Directors as a group (1 member)	250,000	0.3

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

Item 14.

PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees: Audit fees consist of fees billed for professional services rendered for the audit of our year-end financial statements and services in connection with statutory and regulatory filings. Audit fees amounted to $ 15,613 in 2014 and $17,610 in 2013.

Audit-Related Fees: Audit-related services consist of fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under “Audit Fees.” These services include attest services that are not required by statute or regulation and consultations concerning financial accounting and reporting standards and were not incurred for 2014 or 2013.

Tax Services Fees: Tax fees consist of fees billed for professional services for tax compliance. These services include assistance regarding federal, state, and local tax compliance. Tax fees were not incurred during the calendar years ended December 31, 2014 or 2013.

All Other Fees: Other fees, which were not incurred, would include fees for products and services other than the services reported above.

PART IV

Item 15.

EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

a.

Exhibits

31.1

Certification of Chief Executive Officer

31.2

Certification of Chief Financial Officer

b.

Financial Statements and Schedules

SIGNATURES

 Date: April 14, 2015

By: /s/ LEONARD ARMENTA, JR.

Leonard Armenta, Jr.

Chief Executive Officer

Financial Statements:

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Suwanee, GA

We have audited the accompanying balance sheet of AI Document Services, Inc. as of December 31, 2014, and the related statements of operations, stockholders' equity, and cash flows for the year then ended.  These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements.  An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014, and the results of its operations and its cash flows for the year then, in conformity with U.S. generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

RBSM LLP

/s/ RBSM LLP

Houston, Texas

April 14, 2015

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

AI Document Services, Inc.

Monsey, New York

We have audited the accompanying balance sheet of AI Document Services, Inc. (the “Company”) as of December 31, 2013, and the related statements of operations, stockholders’ deficit, and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluation the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of AI Document Services, Inc. as of December 31, 2013, and the results of its operations and its cash flows for the year then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. As discussed in Note 3 to the Company’s financial statements, the Company has an accumulated deficit of $165,452, a working capital deficiency of $56,452 and no source of debt or equity financing. It has acquired the right to manufacture and sell nutraceutical products but cannot provide assurances about the likelihood or timing of developing profitability from this new business endeavor. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

L.L. Bradford & Company

/s/ L.L. Bradford & Company

Houston, Texas

May 15, 2014

AI DOCUMENT SERVICES, INC.

Balance Sheets

December 31, 2014 and 2013

	2014	2013
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$89,815	$56,452
Due to supplier - net	4,372	-
Total current liabilities	94,187	56,452

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 shares issued and outstanding in 2013	-	1,000
Common stock - $0.001 par value; 99,000,000 shares authorized; 86,860,000 and 95,500,000 shares issued and outstanding	86,860	95,500
Additional paid-in capital	13,500	12,500
Accumulated deficit	(194,547)	(165,452)
Total stockholders’ deficit	(94,187)	(56,452)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Years Ended December 31, 2014 and 2013

	2014	2013

Net sales	$30,647	$-

Cost of sales	21,731	-
Gross income	8,916	-

General and administrative expenses	35,898	23,250
Loss from operations	(26,982)	(23,250)
Income tax provision	-	-
Continuing operations - net	(26,982)	(23,250)
Discontinued Operations:
Operations – net	-	(41,821)
Gain on disposal of operations - net	-	77,329
Discontinued operations - net	-	35,508
Other income (Expense)
Interest Expense	2,113	-

NET INCOME (LOSS)	$(29,095)	$12,258

Loss per common share:
Basic and diluted:
Continuing operations	$(0.00)	$(0.00)
Discontinued operations	-	0.00
Net	$(0.00)	$0.00

Weighted-average common shares outstanding	86,860,000	20,687,500

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statement of Stockholders’ Deficit

For the Years Ended December 31, 2014 and 2013

	Preferred Stock	Common Stock		Additional Paid-in Capital	Accumulated Deficit	Stockholders' Deficit
		Shares	Amount
Balance at January 1, 2013	-	10,000,000	$10,000	$12,500	$(177,710)	$(155,210)
Issuance of shares for services	$1,000	16,500,000	16,500	-	-	17,500
Issuance of shares to purchase rights to products	-	30,000,000	30,000	-	-	30,000
Conversion of convertible note	-	42,000,000	42,000	-	-	42,000
Retirement of shares	-	(3,000,000)	(3,000)	-	-	(3,000)
Net income	-	-	-	-	12,258	12,258
Balance at December 31, 2013	1,000	95,500,000	95,500	12,500	(165,452)	(56,452)
Shares of common and preferred stock not issued	(1,000)	(8,640,000)	(8,640)	1,000	-	(8,640)
Net loss		-	-	-	(29,095)	(29,095)
Balance at December 31, 2014	$-	86,860,000	$86,860	$13,500	$(194,547)	$(94,187)

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Years Ended December 31, 2014 and 2013

	2014	2013

Cash flows from operating activities:
Net income (loss):
Continuing operations	$(29,095)	$(23,250)
Discontinued operations	-	35,508
Adjustments to reconcile net loss to net cash provided by operating activities:
Issuance of shares for services	-	17,500
Disposal of assets for return of shares	-	(35,508)
Increase (decrease) in accounts payable and accrued expenses	29,095	5,750
Net cash provided by operating activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

Net change in cash and cash equivalents	-	-
Cash and cash equivalents – beginning of year	-	-
Cash and cash equivalents – end of year	$-	$-

Supplemental disclosures of cash flow information:
Cash paid during the years for:
Interest	$-	$-
Income tax	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

December 31, 2014 and 2013

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

In November 2013, the Company entered into an Acquisition Agreement (the “Acquisition Agreement”) with Creative Edge Nutrition, Inc. (“Creative”) under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. During 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

During the fourth quarter of 2014, the Company began considering the discontinuance of its nutraceutical business. It will finalize a decision during the first half of 2015.

The Company has entered discussions to merge with a restaurant business that will be run by a chef who is a television host and cookbook author. We cannot predict the likelihood or timing of this merger being completed

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

Fair Value of Financial Instruments

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

NOTE 3 -

GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At December 31, 2014, the Company had an accumulated deficit of $194,547, a working capital deficiency of $94,187 and no committed source of debt or equity financing. The Company is exploring a new business plan. However, the likelihood and/or timing to successful operations cannot be predicted or assured.

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

During 2014, because of changes in business plans, the Company worked out arrangements not to issue a net total of 8,640,000 of the 16,500,000 shares for services. As a result, at December 31, 2014, there are 86,860,000 shares of common stock outstanding.

In 2013, the Company also issued 1,000,000 shares of preferred stock for services to an individual who subsequently became an officer and director. These preferred shares were retired in 2014.

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

NOTE 6 –

DISCONTINUED OPERATIONS

Discontinued operations consisted of:

	2014	2013

Net sales	$-	$2,500

Cost of sales	-	27,000
Gross (loss)	-	(24,500)

General and administrative expenses	-	17,321
Loss from discontinued operations	$-	$(41,821)

NOTE 7 -

SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of December 31, 2014 through April 14, 2015, the date when the financial statements were issued.  The Management of the Company determined that there were no reportable events that occurred during that subsequent period to be disclosed or recorded.