Form 10-Q
period 2015-03-31
AI DOCUMENT SERVICES, INC.
filed 2015-05-15
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: March 31, 2015

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

Yes       No  X

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

Yes       No  X

The number of shares of the Registrant’s Common Stock outstanding as of May 15, 2015 was 86,860,000.

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 1A	Risk Factors	10
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	15
Item 3.	Defaults Upon Senior Securities	15
Item 4.	Mine Safety Disclosures	15
Item 5.	Other Information	15
Item 6.	Exhibits	15

ITEM 1. FINANCIAL INFORMATION

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	March 31, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$92,315	$89,815
Due to supplier - net	4,372	4,372
Total current liabilities	96,687	94,187

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 86,860,000 shares issued and outstanding	86,860	86,860
Additional paid-in capital	13,500	13,500
Accumulated deficit	(197,047)	(194,547)
Total stockholders’ deficit	(96,687)	(94,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014

Net sales	$-	$11,798

Cost of sales	-	8,974
Gross income	-	2,824

General and administrative expenses	2,500	7,204
Loss from operations	(2,500)	(4,380)
Income tax provision	-	-
NET (LOSS)	$(2,500)	$(4,380)

Net (loss) per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,860,000	95,500,000

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Three Months Ended March 31, 2015 and 2014

(Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(2,500)	$(4,380)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	2,500	4,380
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

The Company has entered discussions to merge with a restaurant business that will be run by a chef who has been a television host and cookbook author. We cannot predict the likelihood or timing of this merger being completed

The Company cannot take advantage of being an emerging growth company under the JOBS Act because it had gone public prior to December 8, 2011.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the three-month period ended March 31, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014.

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

AI DOCUMENT SERVICES, INC.

Notes to Financial Statements (Unaudited)

Recently Issued Accounting Pronouncements

The Company has implemented all new accounting pronouncements that are in effect and that may impact its financial statements and does not believe that there are any other new accounting pronouncements that have been issued that might have a material impact on its financial position or results of operations.

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At March 31, 2015, the Company had an accumulated deficit, a working capital deficiency and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of March 31, 2015 through May 15, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2 - MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

This management's discussion and analysis should be read in conjunction with the management’s discussion included in the Company’s Annual report on Form 10-K for the year ended December 31. 2014 filed with the Securities and Exchange Commission.

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

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our President and other business advisors and consultants. During the three months ended March 31, 2015, minority shareholders paid $13,000 in professional fees on our behalf. That amount is included in Accrued Expenses in the Company’s balance sheet.

We cannot provide any assurances about the likelihood or timing of being successful in obtaining funding. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain any financing that may be necessary in order to continue as a going concern.

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

Seasonality

We are in the process of evaluating our business operations. We cannot predict how or if seasonality will impact the operations that emerge following our evaluation.

ITEM 3 - QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Pursuant to Item 305(e) of Regulation S-K (§ 229.305(e)), the Company is not required to provide the information required by this Item as it is a “smaller reporting company,” as defined by Rule 229.10(f)(1).

ITEM 4 - CONTROLS AND PROCEDURES

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended March 31, 2015.

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

At March 31, 2015, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

None for the period ended March 31, 2015.

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

May 15, 2015