Form 10-Q
period 2015-06-30
AI DOCUMENT SERVICES, INC.
filed 2015-08-20
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: June 30, 2015

[ ] TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

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

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes [ ]   No [ X]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ]   No [ X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer o  Accelerated Filer o  Non-Accelerated Filero    Smaller Reporting Company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Securities Exchange Act of 1934) (check one): Yes [  ]   No [X]

The number of shares of the Registrant’s Common Stock outstanding as of August 14, 2015 was 86,860,000.

1

AI DOCUMENT SERVICES, INC.

Table of Contents

PART I-- FINANCIAL INFORMATION

PART II-- OTHER INFORMATION

2

ITEM 1. Financial Information

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	June 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Accounts receivable	$-	$-

Total current assets	-	-

TOTAL ASSETS	$-	$-
LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$95,315	$89,815
Due to supplier - net	4,372	4,372
Total current liabilities	99,687	94,187

STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized;	-	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 86,860,000 shares issued and outstanding	86,860	86,860
Additional paid-in capital	13,500	13,500
Accumulated deficit	(200,047)	(194,547)
Total stockholders’ deficit	(99,687)	(94,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$-	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Six Months Ended June 30, 2014 and 2013

(Unaudited)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2015	2014	2015	2014

Net sales	$-	$9,912	$-	$21,710

Cost of sales	-	6,500	-	15,474
Gross income	-	3,412	-	6,236

General and administrative expenses	3,000	1,727	5,500	8,931

Net Income (Loss)	$(3,000)	$1,685	$(5,500)	$(2,695)

Net income (loss) per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,860,000	95,500,000	86,860,000	95,500,000

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Six Months Ended June 30, 2015 and 2014

 (Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(5,500)	$(2,695)
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	5,500	2,695
Net Cash Used in Operating Activities	-	-

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES	-	-

NET CHANGE IN CASH AND CASH EQUIVALENTS	-	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$-	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-

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

During the fourth quarter of 2014, the Company began considering the discontinuance of its nutraceutical business. It will finalize a decision during the 2015.

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the six-month period ended June 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015 or for any future period.

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

NOTE 2 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At June 30, 2015, the Company had an accumulated deficit, a working capital deficiency and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 3 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of June 30, 2015 through August 19, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Current Developments

During the fourth quarter of 2014, we began consideration of ceasing to be in the nutraceutical business. We will finalize a decision on that matter during 2015.

We have entered discussions to merge with a restaurant business that will be run by a well known chef who is an Emmy®-nominated television host, best-selling cookbook author, and lead chef for First Lady Michelle Obama’s “Let’s Move” campaign. We cannot predict the likelihood or timing of this merger being completed.

Liquidity

We currently have no funds or source of funds. We intend to seek financing through contacts of our President and other business advisors and consultants. During the six months ended June 30, 2015, minority shareholders paid $13,000 in professional fees on our behalf. That amount is included in Accrued Expenses in the Company’s balance sheet.

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

PART II: OTHER INFORMATION

ITEM 1 - LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended June 30, 2015.

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

At June 30, 2015, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

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

3.

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

4.

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

5.

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

6.

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

7.

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

8.

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

9.

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

10.

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

11.

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

12.

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

13.

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

14.

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

15.

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

16.

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

None for the period ended June 30, 2015.

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

A1 Document Services, Inc.

                                             (Registrant)

/s/ Marvin Woods

Marvin Woods

Title: President and Chief Financial Officer

August 19, 2015