Form 10-Q
period 2015-09-30
AI DOCUMENT SERVICES, INC.
filed 2015-11-23
CIK 1402536

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

  X .  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE     SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended: September 30, 2015

      .  TRANSITION REPORT UNDER SECTION 13 or 15(d) OF THE EXCHANGE ACT OF 1934

For the transition period from ___________ to _____________

Commission file number 333-143602

AI DOCUMENT SERVICES, INC.
(Exact Name of Registrant as Specified in its Charter)

DELAWARE	20-8675798
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
250 Park Avenue West Atlanta, GA	30313

(Address of Principal Executive Offices)	(Zip Code)

404-458-3924
(Issuer's telephone number, including area code)

Indicate by check mark whether the registrant (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Ye      .    No  X .

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

The number of shares of the Registrant’s Common Stock outstanding as of November 12, 2015 was 87,030,000.

AI DOCUMENT SERVICES, INC.

ITEM 1. FINANCIAL INFORMATION

AI DOCUMENT SERVICES, INC.

Balance Sheets

(Unaudited)

	September 30, 2015	December 31, 2014
ASSETS
CURRENT ASSETS
Cash	$3,722	$-
Inventory	25,000
Total current assets	28,722	-

FURNITURE AND EQUIPMENT (net of accumulated depreciation of $2,866)	241,014	-
GOODWILL	292,519	-
TOTAL ASSETS	$562,255	$-

LIABILITIES AND STOCKHOLDERS’ DEFICIT
CURRENT LIABILITIES
Accounts payable	$36,673	$-
Short-term loan payable	34,051	-
Accrued expenses	108,161	89,815
Net liabilities of discontinued operations (Due to supplier – net)	4,372	4,372
Total current liabilities	183,257	94,187

LONG-TERM DEBT (including accrued interest of $44,364)	504,214	-
TOTAL LIABILITY	687,471	-
STOCKHOLDERS' DEFICIT
Preferred stock - $0.001 par value; 1,000,000 shares authorized; 1,000,000 and 0 shares issued and outstanding respectively	1,000	-
Common stock - $0.001 par value; 99,000,000 shares authorized; 87,030,000 and 86,860,000 shares issued and outstanding, respectively	87,030	86,860
Additional paid-in capital	46,330	13,500
Accumulated deficit	(259,576)	(194,547)
Total stockholders’ deficit	(125,216)	(94,187)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT	$562,255	$-

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Operations

For the Three and Nine Months Ended September 30, 2015 and 2014

(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2015	2014	2015	2014

Net sales	$32,671	$-	$32,671	$-

Cost of sales	29,125	-	29,125	-
Gross loss	3,546	-	3,546	-

General and administrative expenses	59,090	6,168	64,590	13,675
Interest Expense	3,985	689	3,985	2,113
Loss from continuing operations	(59,529)	(6,857)	(65,029)	(15,788)

Income from discontinued operations	-	2,681	-	8,916

Net (Loss)	$(59,529)	$(4,176)	$(65,029)	$(6,872)

Net income (loss) per common share - basic and diluted
Continuing operations	$(0.00)	$(0.00)	$(0.00)	$(0.00)
Discontinued operations	0.00	0.00	0.00	0.00
Net loss	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of common shares outstanding – basic and diluted	86,860,000	47,800,000	86,860,000	22,738,462

The accompanying notes are an integral part of these financial statements.

AI DOCUMENT SERVICES, INC.

Statements of Cash Flows

For the Nine Months Ended September 30, 2015 and 2014

 (Unaudited)

	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:

Net (loss)	$(65,029)	$(6,872)
Depreciation	2,866	-
Adjustments to reconcile net (loss) to net cash used in operating activities:
Increase in accounts payable and accrued expenses	18,617	6,872
Net Cash Used in Operating Activities	(43,546)	-

CASH FLOWS FROM INVESTING ACTIVITIES
Cash received from business combination	10,889	-

CASH FLOWS FROM FINANCING ACTIVITIES
Sale of issuable common stock	34,000	-
Increase in short-term loan	2,379	-
	36,379
NET CHANGE IN CASH AND CASH EQUIVALENTS	3,722	-

CASH AND CASH EQUIVALENTS AT BEGINNING OF PERIOD	-	-
CASH AND CASH EQUIVALENTS AT END OF PERIOD	$3,722	$-

SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES
CASH PAID FOR:
INTEREST	$-	$-
INCOME TAX	$-	$-
Assets (exclusive of cash) acquired for stock in business combination	$561,399	$-
Liabilities acquired for stock in business combination	$572,288	$-

The accompanying notes are an integral part of these financial statements

AI DOCUMENT SERVICES, INC.

Notes to Financial Statements

September 30, 2015

(Unaudited)

NOTE 1 – NATURE OF OPERATIONS

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

In November 2013, the Company entered into an Acquisition Agreement with Creative Edge Nutrition, Inc. under which, as amended, the Company acquired the exclusive right to manufacture and sell the natural nutraceutical supplements of Chesapeake Nutraceuticals and Innovative Fulfillment in exchange for 30,000,000 newly-issued shares of its common stock. During 2014 all product sales, purchases and shipments were made through and with the assistance of Innovative Fulfillment Corp.

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

On August 31, 2015, the Company entered into a Share Exchange Agreement under which all of the outstanding shares of Diaspora Foods International, L.L.C. and Asante Restaurant LLC were exchanged for 35,330,000 shares of AI’s common stock and 1,000,000 newly-issued shares of AI’s preferred stock (the “Exchange”). The 35,330,000 shares were acquired from former holders of the shares who contributed to the Company’s treasury on August 31, 2015. The preferred shares are nonconvertible and have no rights except that each share gives the holder 35 votes in any shareholder election.

The effect of this share exchange is more fully described in NOTE 7 – BUSINESS COMBINATION

NOTE 2 - BASIS OF PRESENTATION AND RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In the opinion of management, all adjustments (consisting of normal recurring adjustments and accruals) considered necessary for a fair presentation of the results of operations for the period presented have been included in the interim period. The operating results for the nine-month period ended September 30, 2015 are not necessarily indicative of the results to be expected for the entire year ending December 31, 2015 or for any future period.

These unaudited condensed financial statements and notes should be read in conjunction with the financial statements and related notes contained in the Company's Annual Report on Form 10-K for the year ended December 31, 2014 and the From 8K filed on September 14, 2015 which includes the audited financial statements of Diaspora Foods International, LLC and Asante Restaurant, LLC as of December 31, 2014 and for the period from inception (July 19, 2014) to December 31, 2014. .

Inventories

Inventories consist of food and beverage items which are stated at the lower of cost or market value. Cost is determined by the first-in, first-out, average method. Cost was determined at September 30, 2015 by the relative value at acquisition.

Property and Equipment

Purchases of property and equipment are stated at cost. Depreciation is provided over the estimated useful lives of the assets, primarily 5 years, using the straight-line method. Cost was determined at September 30, 2015 by the relative value at acquisition.

Costs related to improvements are capitalized, while costs of repairs and maintenance are charged to expense as incurred. The cost and accumulated depreciation of property and equipment retired or otherwise disposed of are eliminated from the respective accounts and any resulting gain or loss is included in property charges and other.

Intangible Assets

The Company’s indefinite-lived intangible assets consist primarily of goodwill. Indefinite-lived intangible assets are not amortized, but are reviewed for impairment annually.

Long-Lived Assets

Long-lived assets, which are to be held and used, including intangible assets and property and equipment, are periodically reviewed by management for impairment whenever events or changes in circumstances indicate that the carrying value of the asset may not be recoverable. If an indicator of impairment exists, the Company compares the estimated future cash flows of the asset, on an undiscounted basis, to the carrying value of the asset. If the undiscounted cash flows exceed the carrying value, no impairment is indicated. If the undiscounted cash flows do not exceed the carrying value, then impairment is measured as the difference between fair value and carrying value, with fair value typically based on a discounted cash flow model. If an asset is still under development, future cash flows include remaining construction costs.

Revenue Recognition

The company’s restaurant revenue is recognized at time of sale. All revenue is presented net of sales tax collections.

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

NOTE 3 – GOING CONCERN

The accompanying financial statements have been prepared on a going concern basis which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. At September 30, 2015, the Company had an accumulated deficit of $259,576, a working capital deficiency of $154,535 and no committed source of debt or equity financing. These factors raise substantial doubt about the Company’s ability to continue as a going concern which is dependent upon the Company’s ability to achieve profitable operations or obtain adequate financing. The financial statements do not include any adjustments related to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE 4 – PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2015:

Furniture	$63,477
Tooling equipment	123,305
Computer equipment	10,096
Others	47,002

Total	243,880
Less: accumulated depreciation after merger	(2,866)
Property & equipment, Net	$241,014

NOTE 5 – LOAN PAYABLE

The Company has a loan payable of $459,850 to Enoyloh, LLC which is due 48 months from the date proceeds were received including accrued interest which ranged from July to November 2014. The loan bears interest at the rate of 12.5% per annum. Interest is payable concurrent with principal payments. Maturity will be accelerated if the Company’s annual sales reach $ 2,500,000.

The loan is collateralized by the Company’s inventory and was personally guaranteed by Marvin Woods. Mr. Woods was released from the guarantee after the Share Exchange Agreement described in Note 1 was executed. Enoyloh, LLC is controlled by a minority shareholder of Asante Restaurant LLC.

NOTE 6 - COMMON STOCK

In September 2015, the Company received $34,000 from several unrelated parties for the right to receive 170,000 shares of restricted common stock the certificates for which will be issued before the end of 2015. These shares are reflected as outstanding common stock in the accompanying unaudited balance sheet as of September 30, 2015.

NOTE 7 – LEASE

The Company has a lease covering the 6,247 square foot facility which houses the Asante Restaurant in Atlanta, GA. The lease covers 30 months commencing August 2014 and calls for annual lease payments of $62,470 plus 8% of the Company’s annual sales in excess of $780,475. The lease is renewable for a five-year period at an annual rental equal to 7% of sales if the Company’s annual sales have reached $2,750,000.

NOTE 8 – BUSINESS COMBINATION

The acquisition that was completed on August 31, 2015 was accounted for using the acquisition method under ASC Topic 805, Business Combinations. Under the acquisition method, the purchase price was allocated to the underlying tangible and intangible assets acquired and liabilities assumed based on their respective fair values. The total value of shares exchanged and issued for the acquisition was zero. Goodwill of $292,519 was recorded in connection with this acquisition. Goodwill represents the excess of the purchase price over the fair value of the assets acquired, net of the liabilities assumed. The carrying value of goodwill is reviewed for possible impairment in accordance with the authoritative guidance on goodwill, intangibles and other. The Company will assess possible impairments to goodwill at least annually and otherwise when events or changes in circumstances indicate that an impairment condition may exist. In addition to the annual impairment test, goodwill will be evaluated each reporting period to determine whether events and circumstances would more likely than not reduce the fair value of a reporting unit below its carrying value.

In accordance with Accounting Standards Update (“ASU”) No. 2011-08, Testing Goodwill for Impairment, companies are permitted to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. If, after assessing qualitative factors, an entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. If deemed necessary, a two-step quantitative test is performed to identify the potential impairment and to measure the amount of goodwill impairment, if any. Any required impairment losses are recorded as a reduction in the carrying amount of the related asset and charged to results of operations.

Upon completion of the acquisition on August 31, 2015, the Company changed its business plan to operating a restaurant and food products business. The operations of business of selling natural nutraceutical supplements have been treated as a Discontinued Operation.

If the acquisition had occurred on January 1, 2015, the Pro Forma Statement of Operations would be:

Net sales	$550,223

Cost of sales	355,253
Gross income	194,970

General and administrative expenses	500,589
Interest Expense	34,535
Net Loss	$(340,154)

NOTE 9 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date of September 30, 2015 through November 20, 2015, the date these financial statements were issued. The Management of the Company determined that there were no reportable subsequent events to be disclosed.

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

Current Developments

During the fourth quarter of 2014, we began consideration of ceasing to be in the nutraceutical business. We finalized that decision on that matter during 2015. On August 31, 2015 we acquired Diaspora Foods International, L.L.C. and Asante Restaurant LLC. Upon completion of the acquisition on August 31, 2015, the Company changed its business plan to operating a restaurant and food products business. The operations of business of selling natural nutraceutical supplements have been treated as a Discontinued Operation.

During the nine months ended September 30, 2015, our operations included only one month of the restaurant’s activity.

The restaurant business is run by a well-known chef who is an Emmy®-nominated television host, best-selling cookbook author, and lead chef for First Lady Michelle Obama’s “Let’s Move” campaign. It is in the first full year of its operations and is concentrating on training staff and establishing a name in the community.

Liquidity and Capital Resources

As of September 30, 2015, we had $28,722 in total current assets, and total $183,257 in current liabilities. Accordingly, we had a working capital deficit of $154,535 as of September 30, 2015.

Operating activities used $43,546 in cash for the nine months ended September 30, 2015, as compared with $-0- used for the nine months ended September 30, 2014. Our negative operating cash flow for September 30, 2015 was mainly a result of our net loss for the period, offset by the effects of depreciation and the increase in accounts payable and accrued liabilities.

Investing activities for the nine months ended September 30, 2015 generated $10,889 in cash due to Asante acquisition, as compared with $-0- for the nine months ended September 30, 2014.

Financing activities for the nine months ended September 30, 2015 generated $36,379 in cash, as compared with $-0- for the nine months ended September 30, 2014. Proceeds from financing activities consisted primarily of proceeds from issuable common stock and short term loans.

We currently have no funds or committed source of funds. We intend to seek financing through contacts of our President and other business advisors and consultants. During the six months ended June 30, 2015, minority shareholders paid $13,000 in professional fees on our behalf. That amount is included in Accrued Expenses in the Company’s balance sheet. In September 2015, the Company received $34,000 from several unrelated parties for the right to receive 170,000 shares of restricted common stock which will be issued before the end of 2015.

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

Off Balance Sheet Arrangements

The company has long term loan which was collateralized by the Company’s inventory and is personally guaranteed by Marvin Woods. Mr. Woods was released from the guarantee after the Share Exchange Agreement described in Note 1 was executed.

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

As of the end of the period covered by this report, the Company carried out an evaluation, under the supervision and with the participation of management including our Principal Executive Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act). Based on the evaluation, the Company's Principal Executive Officer has concluded that the Company's disclosure controls and procedures are not effective to provide reasonable assurances that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms and are operating in an effective manner. The Company is taking steps to improve its procedures and expects to have effective controls in place shortly.

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

PART II: OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

No legal proceedings were initiated by or served upon the Company in the nine-month period ended September 30, 2015.

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

At September 30, 2015, we have an accumulated deficit, a working capital deficiency and no source of debt or equity financing. These factors raise substantial doubt about our ability to continue as a going concern which is dependent upon our ability to achieve profitable operations or obtain adequate financing. Our independent registered auditors included an explanatory paragraph in their opinion on our financial statements as of and for the year ended December 31, 2014 that states that our lack of resources causes substantial doubt about our ability to continue as a going concern. No assurances can be given that we will generate sufficient revenue or obtain necessary financing to continue as a going concern.

2.

Recessionary economic cycles generally have a greater impact on restaurants than on many other industries.

We will be in the restaurant business going forward. During recessionary cycles, people tend to reduce expenditures on various discretionary items, such as going out to restaurants. Therefore, our results are likely to be severely impacted during any future recessionary cycles.

3.

Asante must compete with many other restaurants which have greater financial resources and more traditional menus and offerings.

Asante’s success depends on its ability to compete with many other restaurants which have more traditional menus and offerings as well as greater financial resources. Many of these competitors are more well-known and established in the community. We cannot predict the likelihood of success in dealing with these competitors.

4.

Food safety and food-borne illness concerns may have an adverse effect on our business.

Food-borne illnesses are widely covered in the media. If products that we specialize in serving are mentioned in any media reports, our business may be severely hurt. If products that we purchase from vendors contain any harmful materials and a customer becomes sick, our business may not recover.

5.

Failure to obtain or maintain licenses could seriously hurt our business.

Failure to obtain and maintain required licenses and permits through our negligence or problems with the issuing agencies or failure to comply with alcoholic beverage or food control regulations could lead to the loss of our liquor and food service licenses and, thereby, harm Asante’s business possibly beyond repair.

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

We have only two directors, both of whom are officers of the Company. Accordingly, we cannot establish board committees comprised of independent members to oversee functions like compensation or audit issues.

Until we have a larger board of directors which would include some independent members, if ever, there will be limited oversight of our president’s decisions and activities and little ability for minority shareholders to challenge or reverse those activities and decisions, even if they are not in the best interests of minority shareholders.

Risks Related to Our Common Stock

8.

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

9.

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

10.

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

Also, failure to remain current in our future periodic reports with the SEC would lead to loss of OTCQB quoting privileges.

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

11.

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

12.

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

13.

Any market that develops in shares of our common stock will be subject to the penny stock regulations and restrictions which will create a lack of liquidity and make trading difficult or impossible.

The trading of our securities, if any, will likely be in the over-the-counter market which is commonly referred to as the OTCQB as maintained by FINRA. As a result, an investor may find it difficult to dispose of, or to obtain accurate quotations as to the price of our securities.

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

14.

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

15.

If our common stock is quoted on the OTCQB and a public market for our common stock develops, short selling could increase the volatility of our stock price.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On August 31, 2015, the Company the Company entered into a Share Exchange Agreement under which all of the outstanding shares of Diaspora Foods International, L.L.C. and Asante Restaurant LLC were exchanged for 35,330,000 shares of AI’s common stock and 1,000,000 newly-issued shares of AI’s preferred stock (the “Exchange”).

In September 2015, the Company received $34,000 from several unrelated parties for the right to receive 170,000 shares of restricted common stock which will be issued before the end of 2015.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

N/A

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Description
31.1	Section 302 Certification Of Chief Executive Officer
31.2	Section 302 Certification Of Chief Financial Officer
32.1	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Executive Officer
32.2	Certification Pursuant To 18 U.S.C. Section 1350, As Adopted Pursuant To Section 906 Of The Sarbanes-Oxley Act Of 2002 – Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities and Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

A1 Document Services, Inc.

          (Registrant)

/s/ Marvin Woods

Marvin Woods

Title: President and Chief Financial Officer

November 20, 2015